Form 10-Q
period 2007-07-16
STONELEIGH PARTNERS ACQUISITION CORP.
filed 2007-07-16
CIK 1345715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal quarter ended April 30, 2007

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to

Commission file number  001-33502

______________________

STONELEIGH PARTNERS ACQUISITION CORP.
(Exact name of Registrant as specified in its charter)

Delaware	20-3483933
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

20 Marshall Street #104
South Norwalk, CT	06854
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:  (203) 663-4200

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  [   ]     NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  [  ]     Accelerated filer  [  ]     Non- accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)      Yes  [X]  No [   ]

On July 16, 2007 there were 6,250,000 shares of Common Stock, par value $0.0001 outstanding.

 PART I - FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

BALANCE SHEETS

	April 30, 2007	July 31, 2006
	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$1,171,972	$912,426
Deferred recognition costs (Note 3)	770,953	390,742

TOTAL ASSETS	$1,942,925	$1,303,168

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued registration costs	$356,822	$130,148
Accrued expenses	7,749	5,249
Income taxes payable	11,031	-
Total current liabilities	375,602	135,397

COMMITMENTS (Note 5)

STOCKHOLDERS' EQUITY (Note 6):
Common stock, par value $0.0001 per share, 10,000,000 shares authorized,
6,250,000 and 100 shares issued and outstanding	625	-
Additional paid-in capital	1,549,376	1,170,001
Earning (deficit) accumulated in the development stage	17,322	(2,230)
TOTAL STOCKHOLDERS’ EQUITY	1,567,323	1,167,771

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,942,925	$1,303,168

The accompanying notes should be read in conjunction with the financial statements.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF OPERATIONS

	Three months	Three months	Nine months	From September 9,	From September 9,
	ended	ended	ended	2005 (inception)	2005 (inception)
	April 30, 2007	April 30, 2006	April 30, 2007	to April 30, 2006	to April 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-	$-
Operating Expenses
Formation and operating costs	3,824	2,560	1,541	3,824	26,621

Loss from operations	(3,824)	(2,560)	(11,541)	(3,824)	(26,621)

Interest income	15,755	3,865	43,077	15,755	55,927
Income before Provision for income taxes	11,931	1,305	31,536	11,931	29,306
Provision for income taxes (Note 4)	4,534	--	11,984	4,534	11,984
Net income for the period	$7,397	$1,305	$19,552	$7,397	$17,322

Weighted average number of shares outstanding
basic and diluted	1,736,111	100	100	100
Net income per share, basic and diluted	$-	$-	$-	$-

The accompanying notes should be read in conjunction with the financial statements.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF STOCKHOLDERS’ EQUITY
From September 9, 2005 (inception) to April 30, 2007

				(Deficit) Earnings
	Common stock		Additional	Accumulated in the
	Shares	Amount	Paid-In-Capital	Development Stage	Total

Balance, September 9, 2005 (inception)	-	$-	$-	$-	$-
Issuance of Common Stock to initial stockholder	100	-	1	-	1
Issuance of 8,150,000 warrants at $0.05
per warrant	-	-	407,500	-	407,500
Issuance of 4,075,000 Class Z warrants and
4,075,000 Class W warrants with an
aggregate value of $407,500 in exchange
for the cancellation of 8,150,000 warrants
with an aggregate value of $407,500	-	-	-	-	-
Issuance of 700,000 Class Z warrants and
700,000 Class W warrants at $0.05 per
warrant	-	-	70,000	-	70,000
Issuance of 6,925,000 Class Z warrants and
6,925,000 Class W warrants at $0.05 per
warrant	-	-	692,500	-	692,500
Net loss for the period	-	-	-	(2,230)	(2,230)
Balance, July 31, 2006	100	-	1,170,001	(2,230)	1,167,771
Issuance of 3,800,000 Class Z warrants and
3,800,000 Class W warrants at $0.05 per
warrant (unaudited)	-	-	380,000	-	380,000
Issuance of common stock to initial stockholders
with an aggregate value of $1,550,000 in exchange
for the return and cancellation of 15,500,000
Class Z warrants and 15,500,000 Class W warrants
with an aggregate value of $1,550,000 (unaudited)	6,249,900	625	(625)	-	-
Net income for the nine months ended April 30, 2007
(unaudited)	-	-	-	19,552	19,552
Balance, April 30, 2007 (Unaudited)	6,250,000	$625	$1,549,376	$17,322	$1,567,323

The accompanying notes should be read in conjunction with the financial statements.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF CASHFLOWS

		From September 9,	From September 9,
	For the nine months	2005 (inception)	2005 (inception)
	ended	to	to
	April 30, 2007	April 30, 2006	April 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income (loss) for the period	$19,552	$(2,979)	$17,322
Adjustments to reconcile net income (loss) to net
cash used in operating activities
Changes in operating liability:
Accrued expenses	2,500	8,249	7,749
Income taxes payable	11,031	-	11,031
Net cash provided by operating activities	33,083	5,270	36,102

FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial
stockholders	-	1	1
Proceeds from issuance of warrants to security
holders	380,000	477,500	1,550,000
Deferred registration costs	(153,537)	(179,285)	(414,131)
Net cash provided by financing activities	226,463	298,216	1,135,870

Net increase in cash and cash equivalents	259,546	303,486	1,171,972

Cash and cash equivalents
Beginning of period	912,426	-	-
End of period	$1,171,972	$303,486	$1,171,972

Supplemental disclosure of non-cash financing activities
Accrued registration costs	$226,674	$40,153	$356,822
Cash paid for taxes	$953	$-	$953

The accompanying notes should be read in conjunction with the financial statements.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — DISCUSSION OF THE COMPANY’S ACTIVITIES

Organization and activities– Stoneleigh Partners Acquisition Corp. (the “Company”) was incorporated in Delaware on September 9, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business (a “Target Business”). All activity from inception (September 9, 2005) through April 30, 2007 related to the Company’s formation and capital raising activities. The Company has selected July 31 as its fiscal year end.

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7.

The registration statement for the Company’s initial public offering (“IPO or the Offering”) was declared effective on May 31, 2007. The Company consummated the Offering on June 5, 2007 (Note 7) and received net proceeds of approximately $197.90 million, which includes approximately $4.45 million from the Insider Warrants sold in a private placement (described in Note 6) and a portion of the proceeds of the sale of the Company’s shares of common stock sold to the Company’s stockholders prior to the Offering (“Initial Stockholders”). On June 12, 2007, the Company consummated the closing of an additional 2,847,500 Units for net proceeds of $22.78 million (Note 7).

The Company’s management intends to apply substantially all of the net proceeds of the Offering toward consummating a Business Combination. The initial Target Business must have a fair market value equal to at least 80% of the Company’s net assets at the time of such acquisition. However, there is no assurance that the Company will be able to successfully affect a Business Combination.

The Company’s Certificate of Incorporation provides that the Company’s corporate existence will cease in the event it does not consummate a Business Combination by May 31, 2009. If the Company does not effect a Business Combination by May 31, 2009 (the “Target Business Acquisition Period”), the Company will promptly distribute the amount held in trust (the “Trust Account”), which is substantially all of the proceeds from the Offering, including any accrued interest, to its public stockholders.

Management has agreed that approximately  $220.4 million (or approximately $7.92 per Unit) of the net proceeds of the Offering, the sale of the Insider Warrants (defined in Note 6) and the sale of common stock to the Initial Stockholders will be held in the Trust Account and invested in permitted United States government securities and money market funds. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective acquisition targets or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. There may be released to the Company from the Trust Account (i) interest income earned on the Trust Account balance to pay any tax obligations of the Company, and (ii) up to an aggregate amount of $3,000,000 in interest earned on the Trust Account to fund expenses related to investigation and selecting a Target Business and the Company’s other working capital requirements.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — DISCUSSION OF THE COMPANY’S ACTIVITIES – (CONTINUED)

The Company, after signing a definitive agreement for a Business Combination, is obliged to submit such transaction for approval by a majority of the public stockholders of the Company. Stockholders that vote against such proposed Business Combination and exercise their conversion rights are, under certain conditions described below, entitled to convert their shares into a pro-rata distribution from the Trust Account (the “Conversion Right”). The Initial Stockholders have agreed to vote their 6,250,000 founding shares of common stock in accordance with the manner in which the majority of the shares of common stock offered in the Offering are voted by the Company’s public stockholders (“Public Stockholders”) with respect to a Business Combination.

In the event that a majority of the outstanding shares of common stock voted by the Public Stockholders vote for the approval of the Business Combination and holders owning 30% or more of the outstanding common stock do not vote against the Business Combination and do not exercise their Conversion Rights, the Business Combination may then be consummated.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may contemporaneously with or prior to such vote exercise their Conversion Right and their common shares would be cancelled and returned to the status of authorized but unissued shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding less than 30% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination.

 NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim financial statements – The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the period from inception (September 9, 2005) to April 4, 2007 included in the Company’s Registration Statement on Form S-1, as amended (File No. 07867812). See also the Company’s Current Report on Form 8-K, filed on June 7, 2007 for audited financial statements and notes thereto for the period from inception (September 9, 2005) through June 5, 2007.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The operating results for the period ended April 30, 2007 are not necessarily indicative of the results to be expected for any other interim period of any future year.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (CONTINUED)

Cash and Cash Equivalents– Included in cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

Concentration of Credit Risk– Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. The Company may maintain deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Net Income (Loss) Per Share– Net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding.

Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period. In addition to the 100 shares purchased by the Initial Stockholders upon formation, the 6,249,900 shares of the Company’s common stock issued on April 4, 2007 (Note 6) has been  included to the weighted average common shares outstanding for the periods presented. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic and diluted income (loss) per share were the same for each of the periods from inception (September 9, 2005) through April 30, 2007.

Use of Estimates– The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes– Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

New Accounting Pronouncements– In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance in derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management does not believe the adoption of FIN48 will  have a significant effect on the Company’s balance sheets or statements of operations.

       The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

NOTE 3 — DEFERRED REGISTRATION COSTS

As of April 30, 2007 and July 31, 2006, the Company has incurred deferred registration costs of $770,953 and $390,742 respectively relating to expenses incurred in connection to the Offering. Upon consummation of the Offering on June 5, 2007, deferred registration costs aggregating $872,679 were charged to equity.

NOTE 4 — INCOME TAXES

Provision for income taxes consists of:

				From September 9,	From September 9,
	For the three	For the three	For the nine	2005 (inception)	2005 (inception)
	months ended	months ended	months ended	to	to
	April 30, 2007	April 30, 2006	April 30, 2007	April 30, 2006	April 30, 2007

Current Federal	$ 4,534	$ -	$ 11,984	$ -	$ 11,984

The Company’s effective tax rate approximates the federal statutory rate.  No provision for state and local income taxes has been made since the Company was formed as a vehicle to effect a Business Combination and, as a result does not conduct operations and is not engaged in a trade or business in any state.

NOTE 5 — COMMITMENTS

Administrative Services Agreement

The Company has agreed to pay an affiliate of two stockholders $7,500 per month commencing on May 31, 2007 (effective date of the Offering) for office, secretarial and administrative services.

Underwriting Agreement

In connection with the Offering, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with HCFP/Brenner Securities LLC (“HCFP”), the representative of the underwriters in the Proposed Offering.

Pursuant to the Underwriting Agreement, the Company was obligated to the underwriters for certain fees and expenses related to the Offering, including underwriting discounts of $7,240,350.

In addition, in accordance with the terms of the Underwriting Agreement, the Company  engaged HCFP, on a non-exclusive basis, to act as its agent for the solicitation of the exercise of the Company’s Warrants. In consideration for solicitation services, the Company will pay HCFP a commission equal to 5% of the exercise price for each Warrant exercised more than one year after June 5, 2007 if the exercise is solicited by HCFP.

HCFP and another underwriter were engaged by the Company to act as the Company’s non-exclusive investment bankers in connection with a proposed Business Combination (Note 1). For assisting the Company in obtaining approval of a Business Combination, the Company will pay a cash transaction fee of $7,400,000 upon consummation of a Business Combination.

The Company has sold to HCFP a purchase option to purchase the Company’s Units. (Note 6)

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

NOTE 5 — COMMITMENTS – (CONTINUED)

Insider Purchase Commitment

Gary D. Engle, the Company’s Chairman and Chief Executive Officer, James A. Coyne, the Company’s Vice Chairman and Chief Financial Officer, Jonathan Davidson, a director, and Brian Kaufman, one of the Company’s Senior Advisors, have entered into an agreement with HCFP which is intended to comply with Rule 10b5-1 under the Exchange Act, pursuant to which such individuals, or entities such individuals control, will place limit orders for an aggregate of $15 million of the Company’s Units commencing 30 calendar days after the Company files a preliminary proxy statement seeking approval of the holders of common stock for a Business Combination and ending 30 days thereafter. Each of Messrs. Engle, Coyne, Davidson and Kaufman has agreed that he will not sell or transfer any Units purchased by him pursuant to this agreement (or any of the securities included in such units) until the completion of a Business Combination or the Company’s liquidation. It is intended that these purchases will comply with Rule 10b-18 under the Exchange Act. These purchases will be made at a price not to exceed $8.65 per unit and will be made by HCFP or another broker dealer mutually agreed upon by such individuals and HCFP in such amounts and at such times as HCFP or such other broker dealer may determine, in its sole discretion, so long as the purchase price does not exceed the above-referenced per unit purchase price.

NOTE 6 — COMMON STOCK, WARRANTS AND UNDERWRITER PURCHASE OPTION

a. Common Stock

On May 30, 2007, the Company amended and restated its Certificate of Incorporation authorizing the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share, and 5,000,000 shares of preferred stock, par value $.0001 per share. In addition, the May 30, 2007 amendment to the Company’s Certificate of Incorporation changed the capital stock’s par value from $0.01 to $0.0001. All of the references in the accompanying financial statements to the par value have been retroactively restated to reflect the change in par value.

b. Warrants

In March 2006, the Company issued an aggregate of 4,075,000 Class W warrants and 4,075,000 Class Z warrants to its three existing warrant holders in exchange for the return and cancellation of the outstanding 8,150,000 warrants which were purchased in October, 2005, for an aggregate $407,500, or $0.05 per warrant. On March 15, 2006, the Company sold and issued additional Class W warrants to purchase 700,000 shares of the Company’s common stock, and additional Class Z warrants to purchase 700,000 shares of the Company’s common stock, for an aggregate purchase price of $70,000, or $0.05 per warrant. On May 25, 2006, the Company sold and issued additional Class W warrants to purchase 6,925,000 shares of the Company’s common stock, and additional Class Z Warrants to purchase 6,925,000 shares of the Company’s common stock, to its existing warrant holders for an aggregate purchase price of $692,500 or $0.05 per warrant.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

NOTE 6 — COMMON STOCK, WARRANTS AND UNDERWRITER PURCHASE OPTION – (CONTINUED)

On January 23, 2007, the 11,700,000 old Class Z warrants were exchanged for 11,700,000 new Class Z warrants (the “Class Z Warrants”) and the 11,700,000 old Class W warrants were exchanged for 11,700,000 new Class W warrants (the “Class W Warrants”) and the Company sold and issued additional Class W warrants to purchase 3,800,000 shares of the Company’s common stock and additional 3,800,000 Class Z warrants to purchase 3,800,000 shares of the Company’s common stock to its existing warrant holders and to two other accredited investors for an aggregate purchase price $380,000 or $0.05 per warrant.

Each Class W Warrant was exercisable for one share of common stock. Except as set forth below, the Class W Warrants entitled the holder to purchase shares at $1.75 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events, for a period commencing on the later of: (a) completion of the Business Combination and (b) June 5, 2008, and ending June 5, 2015.

Each Class Z Warrant was exercisable for one share of common stock. Except as set forth below, the Class Z Warrants entitled the holder to purchase shares at $1.50 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events, for a period commencing on the later of: (a) completion of the Business Combination and (b) June 5, 2008, and ending June 5, 2015.

On April 4, 2007, 15,500,000 Class W warrants and 15,500,000 Class Z warrants with an aggregate value of $1,550,000 were returned by the warrant holders and cancelled by the Company. In exchange for the return of the Class W and Z Warrants, the Company issued 6,249,900 shares of the Company’s common stock with an aggregate value of $1,550,000 to such individuals.

Simultaneously with the consummation of the Offering, certain of the Company’s officers, directors, and senior advisors purchased 5,975,000 Warrants for an aggregate purchase price of $4,450,000 (“Insider Warrants”).

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

NOTE 6 — COMMON STOCK, WARRANTS AND UNDERWRITER PURCHASE OPTION – (CONTINUED)

Public Warrants

Each warrant sold in the Offering (a “Public Warrant”) is exercisable for one share of common stock. The Public Warrants entitle the holder to purchase shares at $5.50 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events for a period commencing on the later of: (a) completion of the Business Combination and (b) May 31, 2008 and ending May 31, 2011. The Company has the ability to redeem the Public Warrants, in whole or in part, at a price of $.01 per Public Warrant, at any time after the Public Warrants become exercisable, upon a minimum of 30 days’ prior written notice of redemption, and if, and only if, the last sale price of the Company’s common stock equals or exceeds $11.50 per share, for any 20 trading days within a 30 trading day period ending three business days before the Company sent the notice of redemption.

Insider Warrants

At the closing of the Offering (Notes 1 and 7), the Company sold to certain of the Initial Stockholders 5,975,000 Insider Warrants for an aggregate purchase price of $4,450,000 (the “Insider Warrants”). All of the proceeds received from these purchases have been placed in the Trust Account. The Insider Warrants are identical to the Public Warrants in the Offering except that they may be exercised on a cashless basis so long as they are held by the original purchasers, members of their immediate families or their controlled entities, and may not be sold or transferred, except in limited circumstances, until after the consummation of a Business Combination. If the Company dissolves before the consummation of a Business Combination, there will be no distribution from the Trust Account with respect to such Insider Warrants, which will expire worthless.

As the proceeds from the exercise of the Warrants will not be received until after the completion of a Business Combination, the expected proceeds from exercise will not have any effect on the Company’s financial condition or results of operations prior to a Business Combination.

Each Insider Warrant is exercisable for one share of common stock. The Insider Warrants entitle the holder to purchase shares at $5.50 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events, for a period commencing on the later of: (a) completion of the Business Combination and (b) May 31, 2008 and ending May 31, 2011.

The Company is only required to use its best efforts to cause the registration statement to be declared effective and, once effective, the Company will use its best efforts to maintain its effectiveness. Accordingly, its obligation is merely to use its best efforts in connection with the registration rights agreement and upon exercise of the Warrants.   The Company will satisfy its obligation by delivering unregistered shares of common stock. If a registration statement is not effective at the time a warrant is exercised, the Company will not be obligated to deliver registered shares of common stock, and there are no contracted penalties for its failure to do so.  Consequently, the Warrants may expire worthless.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

NOTE 6 — COMMON STOCK, WARRANTS AND UNDERWRITER PURCHASE OPTION – (CONTINUED)

c. Underwriter Purchase Option

Upon closing of the Offering, the Company sold and issued an option (the “UPO”) for $100 to HCFP, to purchase up to 1,250,000 Units at an exercise price of $10.00 per Unit. The Units underlying the UPO will be exercisable in whole or in part, solely at holder’s discretion, commencing on the later of (i) the consummation of a Business Combination and (ii) May 31, 2008, and expire on May 31, 2012. The Company intends to account for the fair value of the UPO, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholder’s equity, which will be offset by an equivalent increase in stockholder’s equity for the issuance of the UPO. As of June 5, 2007, the Company calculated, using a Black-Scholes option pricing model, the fair value of the 1,250,000 Units underlying the UPO to be approximately $4,372,000. The fair value of the UPO granted was calculated as of the date of grant using the following assumptions: (1) expected volatility of 51.12% (2) risk-free interest rate of 4.86% and (3) contractual life of 5 years. The UPO may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the UPO (the difference between the exercise prices of the UPO and the underlying warrants and the market price of the units and underlying securities) to exercise the UPO without the payment of any cash.

The Company has no obligation to net cash settle the exercise of the UPO or the warrants underlying the UPO. The holder of the UPO will not be entitled to exercise the UPO or the warrants underlying the UPO unless a registration statement covering the securities underlying the UPO is effective or an exemption from registration is available. If the holder is unable to exercise the UPO or underlying warrants, the UPO or warrants, as applicable, will expire worthless.

NOTE 7 — SUBSEQUENT EVENTS

On June 5, 2007, the Company consummated the offering of 25,000,000 Units (“Units”).  Each Unit consists of one share of Common Stock, $.0001 par value per share and one Public Warrant, each to purchase one share of Common Stock. The Units were sold at an offering price of $8.00 per Unit, generating gross proceeds of $200,000,000. On June 12, 2007, the Company consummated the closing of an additional 2,847,500 Units generating gross proceeds of $22,780,000.  In aggregate the Company has generated gross proceeds of $222,780,000. In connection with the offering the Company incurred $872,679 in registration costs as of June 5, 2007 of which $745,026 has been paid and $127,653 has been accrued for.

Simultaneously with the consummation of the IPO, the Company consummated the private sale (“Private Sale”) of 5,975,000 warrants (“Insider Warrants”), generating total proceeds of $4,450,000. The Insider Warrants were purchased by Gary D. Engle, JAC Opportunity Fund I, LLC (an affiliate of James A. Coyne, the Company’s Vice Chairman and Chief Financial Officer), Brian Kaufman, Jonathan Davidson and Milton J. Walters, five of the Company’s directors, officers and senior advisors. The Insider Warrants are identical to the Warrants included in the Units sold in the IPO except that if the Company calls the Warrants for redemption, the Insider Warrants may be exercisable on a cashless basis so long as such Warrants are held by the purchasers or their affiliates. The purchasers of the Insider Warrants have agreed that the Insider Warrants will not be sold or transferred by them until after the Company has completed a business combination.

The Company has placed in trust $220.4 million  (or approximately $7.92 per unit) of the net proceeds of the IPO, the Private Sale and a portion of the proceeds of the sale of 6,250,000 shares of Common Stock previously purchased by the Company’s officers, directors and senior advisors.

On July 6, 2007, $797,481 of interest income was released to the Company from the Trust account.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS

The statements discussed in this Report include forward looking statements that involve risks and uncertainties, including the timely delivery and acceptance of the Company’s products and the other risks detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission.

The following discussion should be read in conjunction with the Company’s unaudited financial statements and footnotes thereto contained in this Quarterly Report filed on Form 10-Q and the Company’s audited financial statements and footnotes thereto for the period from inception (September 9, 2005) to June 5, 2007 included in the Company’s Form 8-K filed on June 7, 2007.

We were formed on September 9, 2005 for the purpose of acquiring one or more assets or control of one or more operating businesses through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination. Our initial business combination must be with an acquisition target or targets whose collective fair market value is at least equal to 80% of our net assets.

We are currently in the process of evaluating and identifying targets for a business combination. We are not presently engaged in, and will not engage in, any substantive commercial business until we consummate a business combination. We intend to utilize cash derived from the proceeds of our IPO, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such  forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings.

Recent Events

On June 5, 2007, we consummated our initial public offering (the “Offering”) of 25,000,000 Units. Each Unit consists of one share of our common stock, par value $0.0001 per share (the “Common Stock”), and one warrant entitling the holder to purchase one share of Common Stock at a price of $5.50. The public offering price of each Unit was $8.00, and we generated gross proceeds of $200,000,000 in the Offering. On June 12, 2007, the Company consummated the closing of an additional 2,847,500 Units.  The Units were sold at an offering price of $8.00 per Unit, generating additional gross proceeds of $22,780,000. In aggregate we have generated gross proceeds of $222,780,000.  Simultaneously with the consummation of the IPO, we consummated the private sale (“Private Sale”) of 5,975,000 warrants (“Insider Warrants”), generating total proceeds of $4,450,000.

Results of Operations

Three months ended April 30, 2007 and 2006

For the three months ended April 30, 2007 and April 30, 2006, we had net income of $7,397 and $1,305 respectively attributable to interest income of $15,755 and $3,865, and operating costs of $3,824 and $2,560.

From September 9, 2005 (inception) to April 30, 2007 compared to September 9, 2005 (inception) to April 30, 2006

For the period September 9, 2005 (inception) through April 30, 2007 and September 9, 2005 (inception) through April 30, 2006, we had net income (loss) of $17,322 and ($2,979) attributable to interest income of $55,927 and $7,581 and operating costs of $26,621 and $10,560.  Through April 30, 2007, we did not engage in any significant operations. Our entire activity from inception through April 30, 2007 was to prepare for the Offering.

Liquidity and Capital Resources

in the trust account will not be released from the trust account until the earlier of the consummation of a business combination or the expiration of the time period during which we may consummate a business combination. The proceeds held in the trust account may be used as consideration to pay the sellers of an acquisition target with which we complete a business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account  will be used to finance the operations of the acquisition target. We may also use the proceeds held in the trust account to pay a finder’s Of the gross proceeds: (i) we deposited approximately $220.4 million  into a trust account at Morgan Stanley, maintained by Continental Stock Transfer & Trust Company, as trustee, which amount included  $4,450,000 that we received from the sale of warrants to the Initial Stockholders in a private placement on June 5, 2007; (ii) the underwriters received $7,240,350 as underwriting discount; (iii) we retained $300,000 that will not be held in the trust account; and (iv) we used $872,679 for offering expenses.

Our officers have purchased an aggregate of $6,000,000 of our securities, consisting of 6,250,000 shares previously purchased from us for $1,550,000, and 5,975,000 warrants, purchased for $4,450,000.

The Company incurred deferred registration costs of $309,846 and $134,785 of which $124,901 and $132,285 has been paid and $184,945 and $2,500 has been accrued for the three months ended April, 30 2007 and April 30, 2006.  From inception through April 30, 2007, we have incurred $770,953 in deferred registration costs of which $414,131 has been paid and $356,822 has been accrued for.

The proceeds deposited fee to any unaffiliated party that provides information regarding prospective targets to us.

We believe that the working capital available to us, in addition to the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the next 24 months, assuming that a business combination is not consummated during that time. Over this time, we have estimated that up to $3,300,000 of working capital and reserves shall be allocated as follows: $800,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination; up to $180,000 for the administrative fee payable to PLM International Inc. ($7,500 per month for 24 months), an affiliated third party; $100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations; and $2,220,000 for general working capital that can be used for fairness opinions in connection with our acquisition plans, director and officer liability insurance premiums, and other miscellaneous expenses and reserves.

On July 6, 2007, $797,481 of interest income was released to us from the trust account.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Of the net offering proceeds placed into a trust account at Morgan Stanley maintained by Continental Stock Transfer & Trust Company, acting as trustee. The proceeds held in trust will only be invested in United States “government securities,” defined as any Treasury Bill issued within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. As of April 30, 2007, $254,191 of the proceeds not held in trust were being held in a business checking account with Deutsche Bank. Thus, we are subject to market risk primarily through the effect of changes in interest rates.  The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us.

ITEM 4. CONTROLS AND PROCEDURES.

Our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures as of April 30, 2007, the end of the fiscal quarter covered in this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As of April 30, 2007 there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

 ITEM 1A. RISK FACTORS.

Please see the information disclosed in the “Risk Factors” section of our Registration Statement on Form S-1, as amended (File No. 333-133235), as filed with the SEC on May 21, 2007 together with our prospectus filed in accordance with Rule 424(b)(4) on June 1, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 5, 2007, we consummated our initial public offering of 25,000,000 units, each unit consisting of one share of our common stock and one warrant to purchase one share of our common stock at an exercise price of $5.50. On June 12, 2007, we consummated the closing of an additional 2,847,500 units. The Units were sold at an offering price of $8.00 per Unit, generating gross proceeds of $222,780,000 (including $22,780,000 of additional proceeds from the exercise of the over-allotment option and $4,450,000 that we received from the sale of warrants to our initial stockholders in a simultaneous private placement).  An aggregate of $220,439,650 was placed in trust.  HCFP/Brenner Securities LLC acted as representative of the underwriters for the initial public offering. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-133235). The Securities and Exchange Commission declared the registration statement effective on May 31, 2007.

Simultaneously with the consummation of the initial public offering, the Company consummated the private sale of 5,975,000 warrants (“Insider Warrants”), generating total proceeds of $4,450,000. The Insider Warrants were purchased by Gary D. Engle, JAC Opportunity Fund I, LLC (an affiliate of James A. Coyne, the Company’s Vice Chairman and Chief Financial Officer), Brian Kaufman, Jonathan Davidson and Milton J. Walters, five of the Company’s directors, officers and senior advisors. The Insider Warrants are identical to the Warrants included in the Units sold in the initial public offering except that if the Company calls the Warrants for redemption, the Insider Warrants may be exercisable on a cashless basis so long as such Warrants are held by the initial purchasers or their affiliates. The purchasers of the Insider Warrants have agreed that the Insider Warrants will not be sold or transferred by them until after the Company has completed a business combination.

We paid a total of $7,240,350 in underwriting discounts and commissions, and approximately $872,679 has been or is expected to be paid for costs and expenses related to the offering.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

 ITEM 6. EXHIBITS.

The Company hereby files as part of this quarterly report on Form 10-Q the Exhibits listed below.

31.1 - Section 302 Certification by CEO
31.2 - Section 302 Certification by CFO
32.1 - Section 906 Certification by CEO
32.2 - Section 906 Certification by CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONELEIGH PARTNERS ACQUISITION CORP.
Dated: July 16, 2007
	By:	/s/ Gary D. Engle
Gary D. Engle Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: July 16, 2007
	By:	/s/ James A. Coyne
James A. Coyne Chief Financial Officer and Vice Chairman (Principal Financial and Accounting Officer)