Form 10-Q/A
period 2007-08-10
STONELEIGH PARTNERS ACQUISITION CORP.
filed 2007-08-10
CIK 1345715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q/A
(AMENDMENT NO. 1 TO FORM 10-Q)

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

On August 9, 2007 there were 34,097,500 shares of Common Stock, par value $0.0001 outstanding.

Explanatory Note:  This Amendment No. 1 is being filed to correct the number of shares of the Company’s Common Stock outstanding as of  the filing date and to correct the weighted average number of shares shown on the statement of operations.  On August 9, 2007 there were 34,097,500 shares of Common Stock outstanding.  Additionally, the Company is updating the weighted average number of shares outstanding for all periods on the statement of operations to reflect that the number was 6,250,000.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

BALANCE SHEETS

	April 30, 2007	July 31, 2006
	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$1,171,972	$912,426
Deferred recognition costs (Note 3)	770,953	390,742

TOTAL ASSETS	$1,942,925	$1,303,168

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued registration costs	$356,822	$130,148
Accrued expenses	7,749	5,249
Income taxes payable	11,031	--
Total current liabilities	375,602	135,397

COMMITMENTS (Note 5)

STOCKHOLDERS' EQUITY (Note 6):
Common stock, par value $0.0001 per share, 10,000,000 shares authorized,
6,250,000 and 100 shares issued and outstanding	625	-
Additional paid-in capital	1,549,376	1,170,001
Earning (deficit) accumulated in the development stage	17,322	(2,230)
TOTAL STOCKHOLDERS’ EQUITY	1,567,323	1,167,771

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,942,925	$1,303,168

The accompanying notes should be read in conjunction with the financial statements.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF OPERATIONS

	Three months	Three months	Nine months	From September 9,	From September 9,
	ended	ended	ended	2005 (inception)	2005 (inception)
	April 30, 2007	April 30, 2006	April 30, 2007	to April 30, 2006	to April 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-	$-
Operating Expenses
Formation and operating costs	3,824	2,560	1,541	3,824	26,621

Loss from operations	(3,824)	(2,560)	(11,541)	(3,824)	(26,621)

Interest income	15,755	3,865	43,077	15,755	55,927
Income before Provision for income taxes	11,931	1,305	31,536	11,931	29,306
Provision for income taxes (Note 4)	4,534	--	11,984	4,534	11,984
Net income for the period	$7,397	$1,305	$19,552	$7,397	$17,322

Weighted average number of shares outstanding
basic and diluted	6,250,000	6,250,000	6,250,000	6,250,000
Net income per share, basic and diluted	$-	$-	$-	$-

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

STATEMENTS OF CASH FLOWS

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

PART II

 ITEM 6. EXHIBITS.

The Company hereby files as part of this quarterly report on Form 10-Q/A the Exhibits listed in the attached Exhibit Index.

31.1 - Section 302 Certification by CEO
31.2 - Section 302 Certification by CFO
32.1 - Section 906 Certification by CEO
32.2 - Section 906 Certification by CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONELEIGH PARTNERS ACQUISITION CORP.
Dated: August 10, 2007
	By:	/s/ Gary D. Engle
Gary D. Engle Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: August 10, 2007
	By:	/s/ James A. Coyne
James A. Coyne Chief Financial Officer and Vice Chairman (Principal Financial and Accounting Officer)