Form 10-K
period 2007-07-31
STONELEIGH PARTNERS ACQUISITION CORP.
filed 2007-10-10
CIK 1345715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended July 31, 2007

[_]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________

Commission File Number: 001-33502
_____________________

STONELEIGH PARTNERS ACQUISITION CORP.
(Exact name of registrant as specified in its charter)
___________________

Delaware	20-3483933
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

20 Marshall Street #104
South Norwalk, CT	06854
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:                                                                                                           (203) 663-4200

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class:	Name of exchange on which registered:

Units, each consisting of common stock, par value $0.0001 per share
and one warrant	American Stock Exchange
Common Stock, par value $0.0001 per share	American Stock Exchange
Warrants	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X] No [ ]

As of October 10, 2007, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $221.1 million, based on a closing price of $7.94 at July 31, 2007.

The number of outstanding shares of the registrant’s Common Stock, $.0001 par value, as of October 10, 2007 was  34,097,500.

STONELEIGH PARTNERS ACQUISITION CORP.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JULY 31, 2007
INDEX

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE	54

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	60

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K	61

1. Financial Statements	64

3. Exhibits	80

PART I

ITEM. 1  BUSINESS

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS:

Certain statements in this Form 10-K constitute forward-looking statements for purposes of the securities laws. Forward-looking statements include all statements that do not relate solely to the historical or current facts, and can be identified by the use of forward looking words such as “may”, “believe”, “will”, “expect”, “expected”, “project”, “anticipate”, “anticipates”, “estimates”, “plans”, “strategy”, “target”, “prospects” or “continue”. These forward looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. This Form 10-K contains important information as to risk factors above. In making these forward-looking statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Reform Act of 1995. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

The term “public stockholders” means holders of common stock sold in our initial public offering.  The term “initial stockholders” means our officers, directors and senior administrators and certain of their affiliates who acquired securities prior to our initial public offering or in the private placement that closed simultaneously with our initial public offering.

AVAILABLE INFORMATION

This report may be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or at www.sec.gov. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Introduction

We are a Delaware blank check company incorporated under the laws of the State of Delaware on September 9, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. Our efforts in identifying a prospective target business are not limited to a particular industry, although our management will focus on businesses having a majority of their assets, based on either a historical balance sheet valuation or a fair market valuation, represented by real estate or other physical assets, or which utilize these types of assets to derive at least a majority of their revenue.

On June 5, 2007, we consummated our initial public offering of 25,000,000 units.  Each unit consists of one share of common stock, $.0001 par value per share and one warrant to purchase one share of common stock.  The units were sold at an offering price of $8.00 per unit.  On June 12, 2007, we consummated the closing of an additional 2,847,500 units.  Our initial public offering generated gross proceeds of $222,780,000.  After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the initial public offering were approximately $220.7 million of which $220,439,650 was deposited into the trust account and the remaining proceeds approximately ($300,000) became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through July 31, 2007, net cash used to pay formation and operating costs was $141,955.  The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. Of the interest earned to date, $797,259 has been distributed to us in accordance with the terms of our investment management trust agreement.  As of July 31, 2007, there was $221,416,629 held in the trust fund.

Effecting a business combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate a business combination.  We intend to utilize our cash, including the funds held in trust, our capital stock, debt or a combination of these in effecting a business combination. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These transactions include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies. We are currently in the process of identifying and evaluating targets for an initial transaction. We have not entered into any definitive business combination agreement.

We have not identified a target business or target industry

Although we intend initially to focus on businesses having a majority of their assets, based on either a historical balance sheet valuation or a fair market valuation, represented by real estate or other physical assets, or which utilize these types of assets to derive at least a majority of their revenue, we are not required to limit our search to any target business or target industry for a business combination.

      Subject to the limitations that a target business or the controlling interest (but not less than a majority of the voting interest) therein that we acquire, have a fair market value of at least 80% of our net assets at the time of the acquisition, as described below in more detail, we have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. There is no basis for our investors to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business with which we may ultimately complete a business combination. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of target businesses

We believe that there are numerous acquisition candidates for us to target. We have generated a list of potential target opportunities from a host of different sources. The candidates comprising the list of potential business combinations will be examined through analysis of available information and general due diligence to identify inefficiencies or high cost structures within such enterprises. We plan to narrow our search for potential target opportunities through this due diligence process, focusing on what we determine are the most promising businesses that can most readily benefit from efforts to improve operating efficiencies and cost structures. We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls, meetings or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read our public filings and reports and know the types of businesses we are targeting. Our initial stockholders, including our officers and directors, and their affiliates may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. While we do not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis (except as described below), we may engage these firms in the future, in which event we may pay a finder’s fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will any of our initial stockholders, including our officers, directors, or senior advisors or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for services they render in order to effectuate, the consummation of a business combination. If we determine to enter into a business combination with a target business that is affiliated with our initial stockholders, officers, directors or senior advisors or their affiliates, we would do so only if we obtained an opinion from an independent investment banking firm indicating that the business combination is fair to our unaffiliated stockholders from a financial point of view.

Selection of a target business and structuring of a business combination

Subject to the requirement that our initial business combination must be with a target business,  or  of a  controlling  interest (but not less than a majority of the voting interest) therein, that has a fair market value that is equal to at least 80% of our net assets at the time of such acquisition, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses, though we intend to focus on middle market companies with significant real estate or other physical assets. Moreover, there is no limitation on our ability to raise additional funds through the sale of our securities or through loan transactions that would, if we were successful in raising such funds, enable us to acquire a target company, or controlling interest (but not less than a majority of the voting interest) therein, with a fair market value significantly in excess of 80% of our net assets.

In evaluating a prospective target business, our management will consider, among other factors, the following:

•           financial condition and results of operation;

•           growth potential;

•           experience and skill of management and availability of additional personnel;

•           capital requirements;

•           competitive position;

•           barriers to entry;

•           stage of development of the products, processes or services;

•            degree of current or potential market acceptance of the products, processes or services;

•            proprietary features and degree of intellectual property or other protection of the products, processes or services;

•           regulatory environment of the industry; and

•           costs associated with effecting the business combination.

The above criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intent to engage any such third parties. We will also seek to have all prospective target  businesses  execute  agreements  with  us  waiving  any right, title, interest or claim of any kind in or to any monies held in the trust. If any prospective target business refuses to execute such agreement, it is unlikely we would continue negotiations with such target business.

We will endeavor to structure a business combination so as to achieve the most favorable tax treatment to us, the target business and both companies’ stockholders. We cannot assure you, however, that the Internal Revenue Service or appropriate state tax authorities will agree with our tax treatment of the business combination.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

We have engaged HCFP/Brenner Securities, the representative of the underwriters of our initial public offering, and Pali Capital, one of the underwriters of our initial public offering, on a non-exclusive basis, to act as our investment bankers to assist us in obtaining approval of a business combination (but not for purposes of locating potential target candidates for our business combination). We will pay a cash fee for these services at the closing of our business combination of $7,400,000. We believe that the fee is reasonable in light of the services we expect to be provided to us, the likely size of a business combination and the fact that these entities may provide services in connection with potential business combinations which may not be completed.

Fair market value of target business

The initial target business, or controlling interest (but not less than a majority of the voting interest) therein, that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition, although we may acquire a target business whose fair market value significantly exceeds 80% of our net assets. We can also satisfy the requirement that the business combination have a fair market value at least equal to 80% of our net assets in a business combination where we acquire less than a 100% interest in the target business, provided that the fair market value of the interest in such business or businesses is at least equal to 80% of our net assets at the time of such acquisition. We may pay an amount in excess of the proceeds of the trust fund to acquire a target business. Therefore, we may seek to raise additional funds through the sale of our securities or through loan arrangements if such funds are required to consummate such a business combination, although we have not engaged or retained, had any discussions with, or entered into any agreements with, any third party regarding any such potential financing transactions. If we were to seek such additional funds, any such arrangement would only be consummated simultaneously with our consummation of a business combination. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to determine independently that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm that is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of such criteria. Since  any  opinion,  if  obtained,  would  merely  state  that  the  fair  market  value  of the target business meets the 80% of net assets threshold, it is not anticipated that copies of such opinion would be distributed to our stockholders, although copies will be provided to stockholders who request it. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business has sufficient fair market value.

In the event we acquire a controlling interest in a target business or businesses, the portion of such business that we acquire shall represent at least a majority of the voting interest and must have a fair market value equal to at least 80% of our net assets. Such portion will be calculated based on a valuation of 100% of such target business or businesses. The portion of such business or businesses that we will acquire shall be based on the portion of assets, stock or other interest we acquire.

Lack of business diversification

While we may seek to effect business combinations with more than one target business, our initial business combination must be with a target business which satisfies the minimum valuation standard at the time of such acquisition, as discussed above. Consequently, initially we have the ability to complete only a single business combination, although this may entail the simultaneous acquisitions of several closely related operating businesses. If we acquire a single operating business, the prospects for our success may be entirely dependent upon the future performance of such single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

•           subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

•           result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

Additionally, in the event our business combination involves the simultaneous acquisition of several related businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited ability to evaluate the target business’ management

Although we intend to scrutinize closely the management of a prospective target business when evaluating the desirability of  effecting  a business combination, we cannot assure  you thatour assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company intending to embark on a program of business development. Furthermore, because there are many factors which can influence the decision of each member of management’s decision whether to remain with us following a business combination, some of which may be personal to each individual and therefore cannot be anticipated by us, the future role of our officers and directors, if any, in the target business cannot presently be stated with any certainty. Although we expect Messrs. Engle and Coyne, our executive officers, to remain with us in senior management or advisory positions following a business combination, it is possible that some of them will not devote their full efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to our company after the consummation of the business combination. While the personal and financial interests of such individuals may cause them to have a conflict of interest in determining whether a potential business combination is most appropriate for us and influence their motivation in identifying and selecting a target business, the ability of such individuals to remain with our company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers will have the skills, knowledge or experience necessary to enhance the incumbent management.

Provisions of our charter relating to a business combination

Article Seventh of our charter provides that certain provisions that apply to a business combination may not be amended, including those provisions relating to: the requirement that public stockholders approve the business combination; conversion rights afforded to public stockholders; our inability to consummate a business combination if holders of 30% or more of the shares of common stock sold in our initial public offering exercise their conversion rights; the requirement that our initial business combination be a target business, or a controlling interest (but not less than a majority of the voting interest) therein, whose fair market value be at least 80% of our net assets at the time of the acquisition; and the distribution of the trust fund if a business combination does not occur within the specified time periods. However, these restrictions on charter amendments may not be enforceable under Delaware law. Nevertheless, we view these business combination procedures in our charter as obligations to our investors and we will not propose any amendment to these procedures to our stockholders.

Opportunity for stockholder approval of business combination

Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition would not ordinarily require stockholder approval under applicable state law. The “completion” of a business combination means the closing of a transaction in which we acquire, merge or otherwise combine with a target business. The execution of a definitive agreement does not constitute the “completion” of a business combination. In connection with any such transaction, we will also submit to our stockholders for approval a proposal to amend our amended and restated certificate of incorporation to provide for our corporate life to continue perpetually following the completion of such business combination. Any vote to extend our corporate life to continue perpetually following the completion of a business combination will be taken only if the business combination is approved. We will only consummate a business combination if stockholders vote both in favor of such business combination and our amendment to extend our corporate life.

In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

In connection with the vote required for any business combination, all of our initial stockholders, including all of our officers, directors and senior advisors, have agreed to vote their respective initial shares in accordance with the majority of the shares of common stock voted by the public stockholders.  This voting arrangement shall not apply to shares included in units purchased in our initial public offering or purchased following our initial public offering in the aftermarket by any of our initial stockholders, officers, directors or senior advisors, including any shares included within the units purchased by each of Gary D. Engle, James A. Coyne, Jonathan Davidson and Brian Kaufman under an agreement with HCFP/Brenner Securities, pursuant to which such individuals, or entities they control, will place limit orders for up to an aggregate of $15 million of our units, commencing 30 calendar days after we file a preliminary proxy statement seeking approval of our stockholders for a business combination and ending 30 days thereafter. Accordingly, they may vote the shares included in such units any way they choose, including on a business combination.

We will not proceed with a business combination if the holders of a majority of the shares of common stock sold in our initial public offering cast at the meeting to approve the business combination fail to vote in favor of such business combination or if stockholders owning 30% or more of the outstanding shares of common stock sold in our initial public offering both exercise their conversion rights and vote against the business combination.

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have his, her or its shares of common stock converted to cash if he, she or it votes against the business combination and the business combination is approved and completed. Our initial stockholders do not have such conversion rights with respect to any shares of common stock owned by them, directly  or  indirectly,  whether  included in their initial shares or purchased by them in our initial public offering or in the aftermarket. The actual per-share conversion price will be equal to the amount in the trust fund inclusive of any interest (net of taxes and interest amounts released to us) calculated as of two business days prior to the proposed consummation of the business combination, divided by the number of shares sold in our initial public offering. Without taking into account any interest earned on the trust fund, the initial per-share conversion price would be approximately $7.94 (which includes $0.222 per share from the proceeds we received from the private placements of our initial shares and insider warrants), or $0.06 less than the per-unit offering price of $8.00.

Public stockholders wishing to exercise their conversion rights must (i) vote against the proposed business combination and (ii) demand that we convert their shares into cash. Additionally, we may require public stockholders to tender their certificates to our transfer agent prior to the meeting or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. The proxy solicitation materials that we will furnish to stockholders in connection with the vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Traditionally, in order to perfect conversion rights in connection with a blank check company’s business combination, a holder could simply vote no against a proposed business combination and check a box on the proxy card indicating such holder was seeking to convert. After the business combination was approved, the company would contact such stockholder to arrange for him to deliver his certificate to verify ownership. As a result, the stockholder then had an “option window” after the consummation of the business combination during which he could monitor the price of the stock in the market. If the price rose above the conversion price, he could sell his shares in the open market before actually delivering his shares to the company for cancellation. Thus, the conversion right, to which stockholders were aware they needed to commit before the stockholder meeting, would become a “put” right surviving past the consummation of the business combination until the converting holder delivered his certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a converting holder’s election to convert is irrevocable once the business combination is approved.

Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. If a stockholder delivered his certificate for conversion and subsequently decided prior to the meeting not to elect conversion, he may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Any public stockholder who converts his, her or its stock into his, her or its share of the trust fund still has the right to exercise any warrants they still hold.

If a vote on our initial business combination is held and the business combination is not approved, we may continue to try to consummate a business combination with a different target until May 31, 2009. If the initial business combination is not approved or completed for any reason, then public stockholders voting against our initial business combination who exercised their conversion rights would not be entitled to convert their shares of common stock into a pro rata share of the aggregate amount then on deposit in the trust account. In such case, if we have required public stockholders to  tender  their  certificates  prior  to  the meeting, we will promptly return such certificates to the tendering public stockholder. Public stockholders would be entitled to receive their pro rata share of the aggregate amount on deposit in the trust account only in the event that the initial business combination they voted against was duly approved and subsequently completed, or in connection with our liquidation.

We will not complete any business combination if public stockholders owning 30% or more of the shares sold in our initial public offering, both vote against the business combination and exercise their conversion rights. Accordingly, it is our understanding and intention in every case to structure and consummate a business combination in which approximately 29.99% of the public stockholders may exercise their conversion rights and a business combination will still go forward. We believe a 30% threshold is appropriate in order to reduce the likelihood that a small group of investors holding a large block of our stock will be able to stop us from completing a business combination that is otherwise approved by a large majority of our public stockholders. As this is unfair and detrimental to the vast majority of our public stockholders, we determined the higher conversion threshold was appropriate.

Liquidation if no business combination

Our amended and restated certificate of incorporation provides that we will continue in existence only until May 31, 2009. This provision may not be amended except in connection with the consummation of a business combination. If we have not completed a business combination by such date, our corporate existence will cease except for the purposes of winding up our affairs and liquidating, pursuant to Section 278 of the Delaware General Corporation Law. This has the same effect as if our board of directors and stockholders had formally voted to approve our dissolution pursuant to Section 275 of the Delaware General Corporation Law.  Accordingly, limiting our corporate existence to a specified date as permitted by Section 102(b)(5) of the Delaware General Corporation Law removes the necessity to comply with the formal procedures set forth in Section 275 (which would have required our board of directors and stockholders to formally vote to approve our dissolution and liquidation and to have filed a certificate of dissolution with the Delaware Secretary of State). We view this provision terminating our corporate life by May 31, 2009 as an obligation to our stockholders and will not take any action to amend or waive this provision to allow us to survive for a longer period of time except in connection with the consummation of a business combination.

If we are unable to complete a business combination by May 31, 2009, we will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest, plus any remaining net assets (subject to our obligations under Delaware law to provide for claims of creditors as described below). We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate such distribution. Our initial stockholders have waived their rights to participate in any liquidation distribution with respect to their initial shares. There will be no distribution from the trust account with respect to our warrants, which will expire worthless. We will pay the costs of liquidation from our remaining assets outside of the trust account. If such funds are insufficient, our chief executive officer and chief financial officer have agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and have agreed not to seek repayment of such expenses.

If we were to expend all of the net proceeds generated by our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share liquidation price would be approximately $7.94. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors (which could include vendors and service providers we have engaged to assist us in any way in connection with our search for a target business and that are owed money by us, as well as target businesses themselves) which could have higher priority than the claims of our public stockholders. Each of Messrs. Engle and Coyne have agreed that they will be personally liable to ensure that the proceeds in the trust fund are not reduced by the claims of target businesses or of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us and that have not executed an agreement waiving any right, title, interest or claim of any kind in or to any monies held in the trust. We have questioned these individuals and reviewed their financial information and believe that each of these individuals has a substantial net worth. As a result, we believe that these individuals will be able to satisfy their indemnification obligations. However, we cannot assure you that these individuals will be able to satisfy those obligations. Accordingly, the per-share liquidation price could be less than $7.94 due to claims of creditors.

A public stockholder is entitled to receive funds from the trust fund only in the event we do not complete a business combination within the applicable time period or if the public stockholder elected to convert his, her or its shares into cash upon our completion of a business combination that the public stockholder voted against and such business combination is actually completed by us. In no other circumstances shall a public stockholder have any right or interest of any kind to or in the trust fund.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any  liability  of  stockholders  with  respect  to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, as stated above, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after May 31, 2009 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date. Because we will not be complying with Section 280, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any claims of creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to our distributing the funds in the trust account to our public stockholders. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors and service providers (such as accountants, lawyers and investment bankers) and potential target businesses. As described above, in accordance with our obligations contained in our underwriting agreement, we attempt to have all vendors, service providers and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, we cannot assure you of this fact as there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. Nor is there any guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. A court could also conclude that such agreements are not legally enforceable.  As a result, if we liquidate, the per-share distribution from the trust account could be less than approximately $7.94 due to claims or potential claims of creditors.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance”. As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after May 31, 2009, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours.  There are approximately 79 blank check companies in the United States with more than $8.4 billion in trust that are seeking to carry out a business plan similar to our business plan and there are likely to be more blank check companies filing registration statements for initial public offerings after we file this report and prior to the completion of a business combination. Additionally, we are subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses are limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

•           our obligation to seek stockholder approval of a business combination may delay the completion of a transaction;

•           our obligation to convert into cash shares of common stock held by our public stockholders if such holders both vote against the business combination and also seek conversion of their shares may reduce the resources available to us for a business combination; and

•           our outstanding warrants and option, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. In particular, certain industries which experience rapid growth frequently attract an increasingly larger number of competitors, including competitors with increasingly greater financial, marketing, technical and other resources than the initial competitors in the industry. The degree of competition characterizing the industry of any prospective target business cannot presently be ascertained. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively, especially to the extent that the target business is in a high-growth industry.

Facilities

We maintain our executive offices at 20 Marshall Street, Suite 104, Stamford, CT 06854. The cost for this space is included in the $7,500 per-month fee PLM International Inc. charges us for general and administrative services pursuant to a letter agreement between us and PLM International Inc., an affiliate of Messrs. Engle and Coyne. We believe, based on rents and fees for similar services in the Stamford, CT area, that the fee charged by PLM International Inc. is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

Employees

We have two executive officers, each of whom is also a member of our board of directors. These individuals are not obligated to contribute any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for a business combination and the stage of our business combination process. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently more time on our affairs) than they would prior to locating a suitable target business. We do not intend to have any full time employees prior to the consummation of a business combination.

Legal Proceedings

We have not been, and are not currently, a party to any legal proceedings and we are not aware that there are any pending legal proceedings against us.

Periodic Reporting and Audited Financial Statements

We have registered our securities under the Securities Exchange Act of 1934, as amended, and have reporting obligations, including the requirement that we file annual and quarterly reports with the SEC. In accordance with the requirements of the Securities Exchange Act of 1934, our annual reports contain financial statements audited and reported on by our independent registered public accounting firm.

We will not acquire a target business if audited financial statements cannot be obtained for the target business. Additionally, our management provides our stockholders with audited financial statements, prepared in accordance with generally accepted accounting principles, of the prospective target business as part of the proxy solicitation materials sent to stockholders to assist them in assessing the target business. Our management believes that the requirement of having available audited financial statements for the target business will not materially limit the pool of potential target businesses available for acquisition.

ITEM 1A.  RISK FACTORS

Future results of our operations involve a number of known and unknown risks and uncertainties. Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to those risks set forth below:

Risks Associated with our Business

We are a development stage company with no operating history and very limited resources.

We are a development stage company with no operating results to date. Since we do not have an operating history, you have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We are currently in the process of identifying and evaluating prospective target businesses; however, we may be unable to complete a business combination. As described in this report, we will not generate any revenue until, at the earliest, after the consummation of a business combination. We cannot assure you that a business combination will occur. If we spend all of the proceeds from our initial public offering not held in trust and interest income earned up to $3,000,000 on the balance of the trust account that may be released to us to fund our working capital requirements in seeking business combination, but fail to complete such a combination, we will never generate any operating revenues.

If we are forced to liquidate and distribute the trust account before a business combination, our public stockholders may receive less than $8.00 per share and our warrants will expire worthless.

If we are unable to complete a business combination within the prescribed time frames and are forced to liquidate our assets, the per-share liquidation distribution may be less than $8.00 because of the expenses of our initial public offering, our general and administrative expenses and the anticipated costs of seeking a business combination. Furthermore, there will be no distribution with respect to our outstanding warrants which will expire worthless if we liquidate before the completion of a business combination.

If we are unable to consummate a business combination, our public stockholders will be forced to wait until May 31, 2009 before receiving liquidation distributions.

We have until May 31, 2009 to complete a business combination.  We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto and only then in cases where investors have sought conversion of their shares.  Only after the expiration of this full time period will public stockholders be entitled to liquidation distributions if we are unable to complete a business combination.  Accordingly, investors’ funds may be unavailable to them until such date.

You are not entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of our initial public offering are intended to be used to complete a business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K with the SEC upon consummation of our initial public offering including audited financial statements demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules, such as completely restricting the transferability of our securities until the consummation of a business combination, requiring us to complete a business combination within 18 months of the effective date of the initial registration statement and restricting the use of interest earned on the funds held in the trust account. Because we are not subject to Rule 419, our units are immediately tradable, we are entitled to withdraw a certain amount of interest earned on the funds held in the trust account prior to the completion of a business combination and we have a longer period of time to complete such a business combination than we would if we were subject to such rule.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to complete a business combination.

Based upon publicly available information, we have identified 118 blank check companies which have gone public in the United States since August 2003, of which 34 have completed a business combination.  Of the remaining 84 blank check companies, 79 have more than $8.4 billion in trust and are seeking to complete business combinations, while five companies have either dissolved or announced their intention to dissolve and return funds to investors. Of the 79 companies seeking to complete a business combination, only 27 companies have announced that they have entered into either a definitive agreement or a letter of intent for a business combination but not yet consummated them. Furthermore, there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings and there are likely to be more blank check companies filing registration statements for initial public offerings after the date of this report and prior to our completion of a business combination. While some of the blank check companies must complete their respective business combinations in specific industries, a number of them may consummate their business combinations in any industry they choose. Therefore, we may be subject to competition from these and other companies seeking to consummate a business combination. We cannot assure you that we will be able to compete successfully for an attractive business combination. Additionally, because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time period.

We depend on interest earned on the trust account to fund our search for target businesses and to complete our initial business combination.

As of July 31, 2007, we had approximately $1,035,420 of cash. We therefore depend to a large degree on sufficient interest being earned on the proceeds held in the trust account to provide us with additional working capital we need to identify one or more target businesses and to complete our initial business combination. While, as of July 31, 2007, we were entitled to have released to us for such purposes interest income of up to a maximum of $977,201, the timing of the availability of such interest income may result in our having insufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our initial stockholders to operate or may be forced to liquidate.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share distribution received by stockholders could be less than $7.94 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we attempt to have all vendors, prospective target businesses or other entities we engage, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust fund for the benefit of the holders of our common stock, there is no guarantee that they will execute such agreements or that even if they execute such agreements that they would be prevented from bringing claims against the trust fund. Nor is there any guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust fund for any reason. If we are unable to complete a business combination and are forced to distribute the proceeds held in trust to our public common stock holders Messrs. Gary D. Engle and James A. Coyne have agreed that they are personally liable to ensure that the proceeds in the trust fund are not reduced by the claims, if any, of target businesses or of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us and that have not executed an agreement waiving any right, title, interest or claim of any kind in or to any monies held in the trust. We have questioned these individuals and reviewed their financial information and believe that each of these individuals has a substantial net worth. As a result, and because of the significant limitations on their indemnification obligations described above, we believe that these individuals will be able to satisfy their indemnification obligations. However, we cannot assure you that this will be the case. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of the holders of our common stock sold in our initial public offering. We cannot assure you that the per-share distribution from the trust fund will not be less than $7.94 due to claims of creditors.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust fund could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust fund, we cannot assure you that we will be able to return to our public stockholders at least $7.94 per share.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our amended and restated certificate of incorporation provides that we will continue in existence only until May 31, 2009. If we have not completed a business combination by such date and amended this provision in connection thereto, pursuant to the Delaware General Corporation Law, our corporate existence will cease except for the purposes of winding up our affairs and liquidating. Under Sections 280 through 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after May 31, 2009 and, therefore, we do not intend to comply with those procedures. Because we will not be complying with those procedures, we are required, pursuant to Section 281 of the Delaware General Corporation Law, to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to distributing the funds held in the trust to stockholders. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after May 31, 2009, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets.  Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Since our search and selection of a target business with which to complete a business combination is not limited to any particular industry, we cannot currently ascertain the merits or risks of the business which we may ultimately acquire or the industry in which we may ultimately operate.

We may consummate a business combination with a company in any industry we choose and are not limited to any particular industry or type of business. There is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. If we complete a business combination with an entity with a poorly focused business plan or unresolved liabilities, we are subject to the risks that we will not be able to successfully implement a more beneficial business plan or improve the target business’ operating results following the business combination or favorably resolve any unresolved liabilities. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors.

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our certificate of incorporation, as amended, authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share, and 5,000,000 shares of preferred stock, par value $.0001 per share. As of October 9, 2007 there are 34,580,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and the purchase option granted to HCFP/Brenner Securities, the representative of the underwriters) and all of the 5,000,000 shares of preferred stock available for issuance. Although we have no commitments as of the date of this report to issue our securities, we will, in all likelihood, issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to the shareholders of a potential target or in connection with a related simultaneous financing to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of investors in our initial public offering;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to our common stockholders;

•
will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carryforwards, if any, and most likely also result in the resignation or removal of some or all of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

We may issue debt securities or incur indebtedness to complete a business combination, which could subject us to risks relating to leverage.

If we issue debt securities or borrow money in connection with a business combination, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

Our ability to effect a business combination successfully and to be successful afterwards is totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination and whom we would have only a limited ability to evaluate.

Our ability to effect a business combination successfully is totally dependent upon the efforts of our key personnel. Because there are many factors which can influence the decision of each member of management whether to remain with us following a business combination, some of which may be personal to each individual and therefore cannot be anticipated by us, the future role of our key personnel in the target business cannot presently be ascertained. Although we expect Messrs. Engle and Coyne to remain with us in senior management or advisory positions following a business combination, we may employ other personnel following the business combination. Moreover, management will only be able to remain with the company after the consummation of a business combination if members of management are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of such individuals may cause them to have a conflict of interest in determining whether a potential business combination is appropriate for us and influence their motivation in identifying and selecting a target business, the ability of such individuals to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. While we intend to closely scrutinize any additional  individuals  we  engage  after  a  business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues.

Because our officers and directors allocate their time to other businesses, it could interfere with our ability to consummate a business combination.

Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination. All of our officers and directors are engaged in several other business endeavors and are not obligated to contribute any specific number of hours to our affairs. If their other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could interfere with our ability to consummate a business combination.

Our officers, directors and senior advisors may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and accordingly, may have conflicts of interest in determining which entity a particular business opportunity should be presented to.

While our officers and directors do not currently have any obligations to present potential business combination opportunities to any other “blank check” company, such individuals are affiliated with other businesses and as a result may have similar legal obligations for presenting business opportunities to such entities as well as to our company. Additionally, our officers and directors may in the future become affiliated with entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. Our officers and/or directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities to which they have fiduciary obligations. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. Additionally, our senior advisors have fiduciary obligations to the other entities with which they serve as directors or officers, and they have no fiduciary obligations to us. Therefore, they have no obligation to present business opportunities to us at all and will only do so if the other entities decline those opportunities first. We cannot assure you that these conflicts will be resolved in our favor.

All of our officers and directors own shares of our common stock and warrants. These shares and warrants will not participate in liquidation distributions and, therefore, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

All of our officers and directors own shares of our common stock and warrants. Such individuals have waived their right to receive distributions with respect to their initial shares upon our liquidation if we are unable to consummate a business combination. Accordingly, the shares of common stock acquired by our officers and directors prior to our initial public offering, as well as any warrants owned by our officers or directors will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

We will proceed with a business combination only if public stockholders owning less than 30% of the shares sold in our initial public offering exercise their conversion rights.

We will proceed with a business combination only if public stockholders owning less than 30% of the shares sold in our initial public offering exercise their conversion rights. Accordingly, approximately 29.99% of the public stockholders may exercise their conversion rights and we could still consummate a proposed business combination. As a result, this may have the effect of making it more likely that we could consummate a proposed business combination even when a significant number of public stockholders have voted against such transaction. We have set the conversion percentage at 30% in order to reduce the likelihood that a small group of investors holding a block of our stock will be able to stop us from completing a business combination that may otherwise be approved by a large majority of our public stockholders.

Our business combination may require us to use substantially all of our cash to pay the purchase price. In such a case, because we will not know how many stockholders may exercise such conversion rights, we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. Additionally, even if our business combination does not require us to use substantially all of our cash to pay the purchase price, if a significant number of stockholders exercise their conversion rights, we will have less cash available to use in furthering our business plans following a business combination and may need to arrange third party financing.  We have not taken any steps to secure third party financing for either situation. We cannot assure you that we will be able to obtain such third party financing on terms favorable to us or at all.

The American Stock Exchange may delist our securities from quotation on its exchange which could limit our securityholders ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on the American Stock Exchange, a national securities exchange. We cannot assure you that our securities will continue to be listed on the American Stock Exchange in the future prior to a business combination. Additionally, in connection with our business combination, it is likely that the American Stock Exchange may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the American Stock Exchange delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•
a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

Initially, we are able to complete only one business combination, which will cause us to be solely dependent on a single business and a limited number of products or services.

Our initial business combination must be with a target business, or of a controlling interest (but not less than a majority of the voting interest) therein, with a fair market value of at least 80% of our net assets at the time of such acquisition. Consequently, currently, we have the ability to complete only a single business combination, although this may entail the simultaneous acquisitions of several closely related operating businesses. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

Alternatively, if our business combination entails the simultaneous acquisitions of several operating businesses and with different sellers, each seller must agree that the purchase of its business is contingent upon simultaneous closings of the other acquisitions which may make it more difficult for us, and delay our ability, to complete the business combination. If we were to consummate a business combination with several operating businesses, we could also face additional risks, including burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies into a single operating business. If we are unable to adequately address these risks, we may not be able to achieve the optimal result of the merger, including improving productivity, efficiencies, profitability and operating results.

Because of our limited resources and structure, we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from other entities with business objectives similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction, and our obligation to convert into cash the shares of common stock in certain instances may reduce the resources available for a business combination. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. The fact that only 34 of the 118 blank check companies that have gone public in the United States since August 2003 have completed a business combination and 27 of such companies have entered into either a definitive agreement or a letter of intent for a business combination, while five companies have either dissolved or announced their intention to dissolve, may indicate that many privately held target businesses are not inclined to enter into a business combination with a blank check company. If we are unable to consummate a business combination with a target business within the prescribed time period, we will be forced to liquidate.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering are sufficient to allow us to consummate a business combination, in as much as we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the proceeds of our initial public offering prove to be insufficient, either because of the size of the business combination or the depletion of the available net proceeds in search of a target business, or because we become obligated to convert into cash a significant number of shares of common stock from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could prevent or severely limit the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

The loss of the services of any of our executive officers would make it more difficult to find a suitable company for a business combination which makes it more likely that we will be required to distribute the proceeds of our trust fund to our public stockholders.

Our ability to effect a business combination successfully is largely dependent upon the efforts of our executive officers. We have not entered into an employment agreement with any of our executive officers, nor have we obtained any “key man” life insurance on any of their lives. The loss of any or all of their services could have a material adverse effect on our ability to successfully achieve our business objectives, including seeking a suitable target business to effect a business combination.

Our outstanding warrants and option may have an adverse effect on the market price of our common stock and warrants and make it more difficult to effect a business combination.

We have issued warrants to purchase 34,822,500 shares of common stock, which includes the warrants we issued in our initial public offering and our insider warrants. We have also issued an option to purchase 1,250,000 units to the representative of the underwriters which, if exercised, will result in the issuance of an additional 1,250,000 shares of common stock and warrants to purchase 1,250,000 shares of common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants and option could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and option may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the securities underlying the warrants and option could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants and option are exercised, you may experience dilution to your holdings.

If our initial stockholders or the purchasers of the insider warrants exercise their registration rights with respect to their initial shares or insider warrants and underlying securities, it may have an adverse effect on the market price of our common stock and the existence of these rights may make it more difficult to effect a business combination.

Our initial stockholders are entitled to make a demand that we register the resale of their initial shares at any time commencing three months prior to the date on which their shares are released from escrow. Additionally, the purchasers of the insider warrants are entitled to demand that we register the resale of their insider warrants and underlying shares of common stock at any time after we consummate a business combination. If such individuals exercise their registration rights with respect to all of their securities, then there will be an additional 6,250,000 shares of common stock and 5,975,000 warrants (as well as 5,975,000 shares of common stock underlying the warrants) eligible for trading in the public market. The presence of these additional shares of common stock trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or may request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our common stock.

An effective registration statement may not be in place when you desire to exercise your warrants, thus precluding you from being able to exercise your warrants and causing such warrants to be practically worthless.

No warrant held by public stockholders or issuable upon exercise of the representative’s purchase option is exercisable and we are not obligated to issue shares of common stock unless at the time a holder seeks to exercise such warrant, a prospectus relating to the common stock issuable upon exercise of the warrant is current. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so, and if we do not maintain a current prospectus related to the common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants, we will not be required to settle any such warrant exercise. If the prospectus relating to the common stock issuable upon the exercise of the warrants is not current, the warrants held by public stockholders or issuable upon exercise of the representative’s purchase option may have no value, the market for such warrants may be limited, such warrants may expire worthless and you have already paid the full purchase price of the unit solely for the shares included in the unit. In no event are we required to net cash settle the exercise of the warrants. Even if the prospectus relating to the common stock issuable upon exercise of the warrants is not current, the warrants issued to our initial stockholders may be exercisable for unregistered shares of common stock.

You are able to exercise a warrant only if the issuance of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable and we are not obligated to issue shares of common stock unless the common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. At the time that the warrants become exercisable (following our completion of a business combination), we expect to continue to be listed on a national securities exchange, which would provide an exemption from registration in every state. Accordingly, we believe holders in every state will be able to exercise their warrants as long as our prospectus relating to the common stock issuable upon exercise of the warrants is current. However, we cannot assure you of this fact. As a result, the warrants may be deprived of any value, the market for the warrants may be limited and the holders of warrants may not be able to exercise their warrants if the common stock issuable upon such exercise is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside.

Our initial stockholders, including our officers, directors and senior advisors, control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Our initial stockholders (including all of our officers, directors and senior advisors) collectively own approximately 17% of our issued and outstanding shares of common stock. In addition, Gary D. Engle, James A. Coyne, Jonathan Davidson and Brian Kaufman have entered into an agreement with HCFP/Brenner Securities pursuant to which such individuals, or entities they control, will place limit orders for an aggregate of $15 million of units commencing 30 calendar days after we file a preliminary proxy statement seeking approval of our holders of common stock for a business combination and ending 30 days thereafter. Each of Messrs. Engle, Coyne, Davidson and Kaufman may vote the shares of common stock included in these units on a proposed business combination in any manner they choose. Accordingly, our officers and directors may influence actions requiring a stockholder vote, including a business combination.

Our board of directors is divided into three classes, each of which generally serves for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders continue to exert control at least until the consummation of a business combination.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act of 1940. Since we have invested the proceeds held in the trust fund, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our principal activities subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may be invested by the trustee only in United States “government securities” as such term is defined in the Investment Company Act of 1940, and one or more selected by us, which invest principally in either short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted thereby by a nationally recognized credit rating agency at the time of acquisition or short-term exempt municipal bonds issued by governmental entities located within the United States and otherwise meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940.

If, however, we are deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it difficult for us to complete a business combination, including:

•	restrictions on the nature of our investments; and

•	restrictions on our issuance of securities.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expenses for which we have not allotted.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.  PROPERTIES

We maintain our executive office at 20 Marshall Street, Suite 104, South Norwalk, CT 06854 pursuant to an agreement with PLM International, Inc., an affiliate of Messrs. Engle and Coyne, our Chairman of the Board and Chief Executive Officer, and our Vice Chairman and Chief Financial Officer, respectively.  We pay PLM International a monthly fee of $7,500 which is for general and administrative services, including office space, utilities and secretarial support.  We believe, based on rents and fees for similar services in the South Norwalk, CT area, that the fee charged by PLM International, Inc. is at least as favorable as we could have obtained from an unaffiliated person.  We consider our current office space adequate for our current operations.

ITEM 3.  LEGAL PROCEEDINGS

We may from time to time be involved in legal proceedings arising from the normal course of business.  As of the date of this report, we are not involved in any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, common stock and warrants are traded on the American Stock Exchange under the symbols SOC.U, SOC and SOC.WS, respectively. Each of our units consists of one share of common stock and one warrant.  The following table sets forth the range of high and low closing prices for the units, common stock and warrants for the periods indicated since the units commenced public trading on May 31, 2007 and since the common stock and warrants commenced public trading on June 26, 2007.  Prior to May 31, 2007, there was no established trading market for our securities.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low

2007:
Fourth Quarter (through July 31, 2007)	$8.44	$8.06	$7.54	$7.45	$0.94	$0.80

Holders

As of September 27, 2007, there were 175 holders of record of our units, 233 holders of record of our common stock and 234 holders of record of our warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Initial Public Offering

On June 5, 2007, we consummated our initial public offering of 25,000,000 units.  Each unit consists of one share of common stock, $.0001 par value per share and one warrant to purchase one share of common stock.  The units were sold at an offering price of $8.00 per unit.  On June 12, 2007, we consummated the closing of an additional 2,847,500 units.  Our initial public offering generated $222,780,000 of gross proceeds.  After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the initial public offering were approximately $221.1 million of which $220,439,650 was deposited into the trust account and the remaining proceeds ($758,421) became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through July 31, 2007, net cash used to pay general and administrative expenses was $18,172.  The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. All of the $797,259 of interest earned as of July 31, 2007 has been distributed to us in accordance with the terms of our investment management trust agreement. As of  July 31, 2007, there was $221,416,629 held in the trust fund.  The securities sold in our initial public offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-133235).

    We paid a total of $7,240,350 of underwriting discounts and commissions and $872,679 for other costs and expenses related to our initial public offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the initial public offering were approximately $220.7 million of which $220,439,650 was deposited into the trust fund and the remaining proceeds of approximately $300,000 became available to for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $1,774,460 in interest through July 31, 2007.  An additional $966,276 was transferred from the trust to us in September 2007.

Recent Sales of Unregistered Securities and Use of Proceeds

(a)           During the past three years, we sold the following securities without registration under the Securities Act:

The shares of common stock and warrants, referred to as the original warrants, were issued on October 15, 2005 in connection with our organization as follows:

Name	Number of Shares of Common Stock	Number of Warrants
Milton J. Walters	100	2,715,000
Gary D. Engle	—	2,720,000
JAC Opportunity Fund I, LLC	—	2,715,000

The issuances were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, wealthy individuals and an accredited investor. The shares of common stock were sold at a purchase price of $0.01 per share for an aggregate price of $1.00 and the warrants were sold at a purchase price of $0.05 per warrant for an aggregate price of $407,500. No underwriting discounts or commissions were paid with respect to such sales.

On March 15, 2006, we issued an aggregate of 4,075,000 Class W warrants and 4,075,000 Class Z warrants to our three then-existing warrantholders in exchange for the return cancellation of the then outstanding 8,150,000 warrants held by them. The original warrants were exercisable at a price of $5.00 per share and expired eight years from the date of the prospectus related to our initial public offering. The original warrants were exchanged for Class W warrants and Class Z warrants, referred to as the March 2006 Class W warrants and the March 2006 Class Z warrants. The March 2006 Class W warrants and March 2006 Class Z warrants issued in exchange for the original warrants were exercisable at $5.00 and had expiration dates of five and seven years from the date of the prospectus related to our initial public offering, respectively. The March 2006 Class W warrants and March 2006 Class Z warrants were issued pursuant to the exemption from registration contained in Section 3(a)(9) of the Securities Act, as no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

On March 15, 2006, we issued warrants as follows:

Name	Number of March 2006 Class W Warrants	Number of March 2006 Class Z Warrants
Milton J. Walters	167,500	167,500
Gary D. Engle	165,000	165,000
JAC Opportunity Fund I, LLC	167,500	167,500
Geoffrey A. Thompson	100,000	100,000
Michael Clayton	100,000	100,000

The March 2006 Class W and March 2006 Class Z warrants were issued pursuant to the exemption from registration contained in Section 4 (2) of the Securities Act, as they were sold to sophisticated, wealthy individuals and each recipient was an accredited investor. The March 2006 Class W and March 2006 Class Z warrants were sold at a purchase price of $0.05 per warrant for an aggregate price of $70,000. No underwriting discount or commissions were paid with respect to such sales.

On May 25, 2006, we issued additional March 2006 Class W warrants and March 2006 Class Z warrants as follows:

Name	Number of March 2006 Class W Warrants	Number of March 2006 Class Z Warrants
Milton J. Walters	1,700,000	1,700,000
Gary D. Engle	3,400,000	3,400,000
JAC Opportunity Fund I, LLC	1,700,000	1,700,000
Geoffrey A. Thompson	125,000	125,000

The March 2006 Class W and March 2006 Class Z warrants were issued pursuant to the exemption from registration contained in Section 4 (2) of the Securities Act, as they were sold to sophisticated, wealthy individuals and an accredited investor. The March 2006 Class W and March 2006 Class Z warrants were sold at a purchase price of $0.05 per warrant for an aggregate price of $692,500. No underwriting discount or commissions were paid with respect to such sales.
On January 23, 2007, we issued an aggregate of 11,700,000 Class W warrants and 11,700,000 Class Z warrants, collectively referred to as the January 2007 Class W warrants and the January 2007 Class Z warrants, to our five then-existing warrantholders in exchange for the return  for  cancellation  of  the  then outstanding 23,400,000 warrants held by them. The January 2007 Class W warrants and January 2007 Class Z warrants were issued pursuant to the exemption from registration contained in Section 3(a)(9) of the Securities Act, as no commission or other remuneration was paid or give directly or indirectly for soliciting such exchange.

On January 23, 2007, we issued January 2007 Class W warrants and January 2007 Class Z warrants as follows:

Name	Number of January 2007 Class W Warrants	Number of January 2007 Class Z Warrants
Milton J. Walters	475,000	475,000
Gary D. Engle	950,000	950,000
JAC Opportunity Fund I, LLC	475,000	475,000
Jonathan Davidson	950,000	950,000
Brian Kaufman	950,000	950,000

The January 2007 Class W and January 2007 Class Z warrants were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, wealthy individuals and an accredited investor. The January 2007 Class W and January 2007 Class Z warrants were sold at a purchase price of $0.05 warrant for an aggregate price of $380,000. No underwriting discount or commissions were paid with respect to such sales.

On April 4, 2007, we issued 6,249,900 shares of common stock in exchange for the return and cancellation of the 31,000,000 then outstanding warrants. The shares of common stock were issued pursuant to the exemption from registration contained in Section 3(a)(9) of the Securities Act, as no commission or other remuneration was paid or give directly or indirectly for soliciting such exchange.

On June 5, 2007, we sold 5,975,000 warrants, referred to as the insider warrants, generating total proceeds of $4,450,000. These warrants were purchased by Gary D. Engle, JAC Opportunity Fund I, LLC (an affiliate of James A. Coyne, our Vice Chairman and Chief Financial Officer), Brian Kaufman, Jonathan Davidson and Milton J. Walters, five of our directors, officers and senior advisors. Such warrants are identical to the warrants included in the units sold in our initial public offering except that if we call the warrants for redemption, the insider warrants may be exercisable on a cashless basis so long as such insider warrants are held by the purchasers or their affiliates. The purchasers of the insider warrants have agreed that the insider warrants will not be sold or transferred by them until after we have completed a business combination.

ITEM 6.  SELECTED FINANCIAL DATA

The following tables should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. The selected financial data has been derived from our financial statements, which have been audited by BDO Seidman, LLP, independent registered public accounting firm, as indicated in their report included elsewhere herein.

The following tables should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. The selected financial data has been derived from our financial statements, which have been audited by BDO Seidman, LLP, independent registered public accounting firm, as indicated in their report included elsewhere herein.

		From inception
	Year ended	(September 30, 2005)
	July 31, 2007	to July 31, 2006

Statement of Operation Data
Loss from operations	$(126,875)	$(15,080)
Interest income	1,828,031	12,850
Net income (loss)	1,040,419	(2,230)
Accretion of Trust Fund relating to
common stock subject to possible conversion	(317,741)	-

Net income (loss) attributable to other stockholders
and common stockholders	722,678	(2,230)

Earnings per share data:
Common shares outstanding
subject to possible conversion	8,351,465	-

Net income per common share subject to possible
conversion, basic and diluted	$0.04	$-
Weighted average number of shares outstanding
Basic and diluted	9,256,354	6,250,000
Net income (loss) per share
Basic and diluted	$0.08	$-

Other Financial Data:
Net cash provided by operating activities	$761,649	$3,019
Cash contributed to trust fund	(220,439,650)	-
Net proceeds from public offering allocable to
stockholders’ equity	148,605,085	-
Portion of net proceeds from public offering
allocable to Common Stock subject to possible conversion
(including accretion)	66,427,592	-

Selected Balance Sheet Data:	July 31, 2007	July 31, 2006
Cash and cash equivalents	$1,035,420	$912,426
Trust fund	221,416,629	-
Net working capital (a)	311,039	777,029
Total assets	222,665,591	1,303,168
Common stock subject to possible conversion	66,427,592	-
Total stockholders’ equity	155,327,584	1,167,771

(a) Excludes restricted investments held in Trust

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financials statements and footnotes thereto contained in this report.

General

We were formed on September 9, 2005 for the purpose of acquiring one or more assets or control of one or more operating businesses through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination. Our initial business combination must be with an acquisition target or targets whose collective fair market value is at least equal to 80% of our net assets at the time of such acquisition.

We completed our initial public offering, referred to as our IPO, on June 5, 2007. Our entire activity from inception through the consummation of our IPO was to prepare for and complete our IPO, and since the consummation of our IPO, our activity has been limited. We have not yet entered into any letters of intent, arrangements or agreements with any companies with respect to a business combination.

We are currently continuing the process of evaluating and identifying targets for a business combination. We are not presently engaged in, and will not engage in, any substantive commercial business until we consummate a business combination. We intend to utilize cash derived from the proceeds of our IPO, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

For a description of the proceeds generated in our IPO and a discussion of the use of such proceeds, we refer you to Notes 1 and 2 of the financial statements included in Part II, Item 8 of this Form 10-K.

Results of Operations

Net income for the year ended July 31, 2007 was $1,040,419, which consisted of interest income of the trust fund of $1,774,460, and interest income on cash and cash equivalents of $53,571 offset by formation and operating costs of $126,875 which was comprised of general and administrative fees of $18,172, professional fees of $40,039, $15,000 for a monthly administrative services agreement with an affiliate, $18,123 of directors and officers (“D&O”) insurance and $35,541 for Delaware franchise taxes.  We also incurred $1,277 of interest expense for the financing of the D&O insurance and a $659,460 provision for federal income taxes

Net (loss) for the period from inception (September 9, 2005) to July 31, 2006 was ($2,230), which was comprised of interest income on cash and cash equivalents of $12,850 offset by formation and operating costs of $15,080 which consisted of fees of $80 and  professional fees of $15,000.

Liquidity and Capital Resources

Of the gross proceeds from our IPO, including the exercise of an over allotment option on June 12, 2007: (i) we deposited approximately $220.4 million into a trust account at Morgan Stanley, maintained by Continental Stock Transfer & Trust Company, as trustee, which amount included  $4,450,000 that we received from the sale of warrants to our initial stockholders in a private placement on June 5, 2007; (ii) the underwriters received $7,240,350 as underwriting discount; (iii) we retained $300,000 that will not be held in the trust account; and (iv) we used $872,679 for offering expenses.

Our officers purchased an aggregate of $6,000,000 of our securities, consisting of 6,250,000 shares purchased in a private placement from us prior to the IPO for $1,550,000, and 5,975,000 warrants, purchased for $4,450,000 in a private placement concurrent with the IPO.

The proceeds deposited in the trust account will not be released from the trust account until the earlier of the consummation of a business combination or the expiration of the time period during which we may consummate a business combination. The proceeds held in the trust account may be used as consideration to pay the sellers of an acquisition target with which we complete a business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account  will be used to finance the operations of the acquisition target. We may also use the proceeds held in the trust account to pay a finder's fee to any unaffiliated party that provides information regarding prospective targets to us.

We believe that our cash and cash equivalents, in addition to the additional funds available to us outside of the trust account will be sufficient to allow us to operate until May 31, 2009, assuming that a business combination is not consummated during that time.  At the time of our initial public offering, we estimated that up to $3,300,000 of working capital and reserves shall be allocated as follows: $800,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination; up to $180,000 for the administrative fee payable to PLM International Inc. ($7,500 per month for 24 months), an affiliated third party; $100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations; and $2,220,000 for general working capital that can be used for fairness opinions in connection with our acquisition plans, director and officer liability insurance premiums, and other miscellaneous expenses and reserves.

As of July 31, 2007, we had $1,035,420 in cash and cash equivalents.  Through July 31, 2007, $797,259 of interest income was released to us from the trust account.  In September 2007, we had an additional $966,276 of interest income release to us from the trust account.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business, other than for additional funds that may be required to complete a business combination. We may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a fund raising simultaneously with the consummation of a business combination.

Off-Balance Sheet Arrangements

As of July 31, 2007 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations and Commitments

 Our contractual obligations are set forth in the following table as of July 31, 2007:

Payment due by period

		Less than 1	1-3	3-5	More than
	Total	year	years	years	5 years
Contractual Obligations

Administrative service agreement (1)	$165,000	$90,000	$75,000	$-	$-
Insurance policy (2)	181,228	108,736	72,492	-	-
Total	$346,228	$198,736	$147,492	$-	$-

(1) We are obligated, through May 31, 2009, to pay an affiliate of our Chairman of the Board and Chief Executive Officer and a member of our board of directors, a monthly fee of $7,500 for office and administrative services. This arrangement is for our benefit and is not intended to provide compensation in lieu of a salary. An amount of $15,000 is included in general and administrative expenses on the accompanying statement of operations for the year ended July 31, 2007, pursuant to this arrangement.

(2) We have financed our director and officer insurance policy for the amount of $199,350 (the ‘‘Payable’’) due to First Insurance Funding Corp of New York.  This amount is payable in 22 equal monthly installments of principal and interest of $9,700, commencing June 30, 2007.

If we do not complete a business combination by May 31, 2009, if certain extension criteria have not been satisfied, we will distribute to our stockholders, in proportion to their respective equity interests in the common stock, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, and all then outstanding common stock held by public stockholders will be automatically cancelled. There will be no distribution from the trust fund with respect to common stock held by our initial stockholders. However, any remaining net assets following the distribution of the trust fund will be available for our use to pay any creditors and to affect our dissolution and liquidation. The distribution per share, taking into account interest earned on the trust fund, is approximately $7.95 per share based on the value in the trust fund as of July 31, 2007.

Critical Accounting Policies

 Investments Held in Trust - The restricted investment held in the Trust Fund at July 31, 2007 is comprised U.S. Government Institutional money market securities with maturities of up to 30 days. Such securities generate current income which is subject to federal income tax and the Company is incorporated in Delaware and accordingly is subject to franchise taxes.

Fair Value of Financial Instruments and Derivatives - The fair values of our assets and liabilities that qualify as financial instruments under SFAS No. 107 approximate their carrying amounts presented in the balance sheet at July 31, 2007.

We account for derivative instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended, (“SFAS 133”) which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments imbedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value. Accounting for the changes in the fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of the relationships designated are based on the exposures hedged. Changes in the fair value of derivative instruments which are not designated as hedges are recognized in earnings as other income (loss).

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

To date, our efforts have been limited to organizational activities and activities relating to our initial public offering and the identification of a target business. We have neither engaged in any operations nor generated any revenues. As the proceeds from our initial public offering held in trust have been invested in short term investments, our only market risk exposure relates to fluctuations in interest.

 As of July 31, 2007, $221,416,629 was held in trust for the purposes of consummating a business combination. The proceeds held in trust have been invested in a money market fund which invests in United States Treasury Bills, commercial paper and other money market instruments.  As of July 31, 2007, the effective annualized interest rate payable on our investment was 5.15%.

We have not engaged in any hedging activities since our inception on September 9, 2005. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, the related notes, the Independent Auditors’ Report thereon, Management’s Report on Internal Control Over Financial Reporting and the Independent Auditors’ Report on internal control over financial reporting are included in our 2006 Financial Statements and are filed as a part of this report on page F-1 following the signatures.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

 As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2007. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Changes In Internal Control Over Financial Reporting

 There has been no change in our internal control over financial reporting during the fourth fiscal quarter ended July 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION:

Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our current directors, executive officers and senior advisors are as follows:

Name	Age	Position

Gary D. Engle	59	Chairman of the Board and Chief Executive Officer
James A. Coyne	47	Vice Chairman and Chief Financial Officer
Michael Clayton	60	Director
Jonathan Davidson	41	Director
Geoffrey A. Thompson	66	Director
Brian Kaufman	43	Senior Advisor
Milton J. Walters	65	Senior Advisor

Gary D. Engle has been our Chief Executive Officer and Chairman since our inception. From December 1994 until December 2005, Mr. Engle served as President, Chief Executive Officer and controlling shareholder of Equis Corporation. Through Equis and other affiliates, Mr. Engle owned and operated a variety of equipment finance, leasing and real estate companies. Equis and its affiliates have managed in excess of $1 billion of real estate assets and equipment leasing assets, have structured and financed more than $2 billion in lease financing transactions and remarketed over $1 billion in equipment. Since February 2001, Mr. Engle has been a director of PLM International Inc., a transportation company that leases marine containers, shipping vessels, commercial aircraft and other assets. PLM sold its rail leasing assets to CIT Group in August 2005 and its marine, aviation and other leasing businesses to an affiliate of AMA Capital Partners in November 2005. Since August 2003, Mr. Engle has served as a member of the executive committee of CBI Acquisition, LLC, the holding company of Caneel Bay, a luxury resort on the island of St. John, U.S.V.I. Since May 2000, Mr. Engle has served on the Board of Managers of DSC/Purgatory, LLC and, since 1999, he has served on the Board of Managers of Mountain Springs Kirkwood, LLC. DSC and Mountain Springs own and operate ski resorts in the western United States. Since March 2000, Mr. Engle has been a member of the Board of Managers of Echelon Development Holdings, LLC, a Florida-based commercial and residential real estate development company. Since 1997, Mr. Engle has been the Chairman and Chief Executive Officer of Semele Group Inc., which serves as a holding company for a number of investments and is a joint venture partner in Rancho Malibu, a 264-acre residential development in Malibu, California. Semele Group also owns the general partner of Kettle Valley, a 1,012 unit residential development in Kelowna, British Columbia. From 1987 to 1994, Mr. Engle was a principal of Cobb Partners Development Inc., a mortgage trading and real estate company which he co-founded in 1987. From 1980 to 1987, Mr. Engle served in various capacities with Arvida Disney Company, a large-scale community real estate company owned by The Walt Disney Company, including Senior Vice President from April 1980 to 1987; Chief Financial Officer and Senior Vice President – Acquisitions from May 1984 to 1987; and Chief Executive Officer of Arvida Disney Financial Services from May 1984 to 1987. Mr. Engle was a founding Director of Disney Development, the real estate development division of The Walt Disney Company. Mr. Engle received a B.S. from the University of Massachusetts (Amherst) and an M.B.A. from Harvard University.

James A. Coyne has been our Vice Chairman since January 2007 and our Chief Financial Officer and a member of our Board of Directors since our inception. He has also served as President and Chief Executive Officer of PLM International Inc. since August 2002, and has been a member of its Board of Directors since February 2001. From December 1994 until December 2005, Mr. Coyne served as the Senior Vice President of Equis Corporation. Since May 2000, Mr. Coyne has served on the Board of Managers of DSC/Purgatory, LLC, and, since 1999, has served on the Board of Managers of Mountain Springs Kirkwood, LLC. Since March 2000, Mr. Coyne has been a member of the Board of Managers of Echelon Development Holdings, LLC. In January 2007, Mr. Coyne became a Director of Xybernaut Corporation, a technology company acquired by East River Capital, a private equity firm that is an affiliate of Mr. Coyne. Since 1997, Mr. Coyne has served as President and a member of the Board of Directors of Semele Group, Inc. Mr. Coyne received a B.S. from John Carroll University, a Master of Accountancy from Case Western Reserve University, and is a certified public accountant.

Michael Clayton has been a member of our Board of Directors since March 2006. Since August 2005, Mr. Clayton has been a Principal and Managing Director of ACM Capital, an acquisition evaluation, advisory, and private equity firm. From April 2002 through November 2005, Mr. Clayton served as President of PLM Transportation Equipment Corp., a former subsidiary of PLM International. From May 2001 to April 2002, Mr. Clayton was a Principal of Highland Capital, a financial services and asset management firm. From 1997 to May 2001, Mr. Clayton served as Senior Vice President, Global Operations and Development, and was a member of the Executive Committee of GATX Corporation, a New York Stock Exchange listed lessor of freight and tank cars. Prior to joining GATX, Mr. Clayton had over 30 years of additional experience in various capacities. Mr. Clayton was a Senior Vice President – Original Equipment and International Operations (1992-1995) and Vice President – International Operations (1991-1992) of Fel Pro, Inc., a company engaged in the manufacturing and distribution of automotive engine components to original equipment manufacturers and after-market sectors. From 1979-1991, Mr. Clayton served in several capacities at Navistar International Corp., a producer of trucks and diesel engines. Mr. Clayton currently serves on the Board of Directors of Andy Frain and Associates, a commercial security and crowd management company and Coreblox Inc., a hosted website IT support company. He is a Fellow of Leadership Greater Chicago and recipient of the Urban League’s annual service award. Mr. Clayton received a B.A. from Illinois Institute of Technology and an M.B.A. from the University of Chicago.

Jonathan Davidson has been a member of our Board of Directors since April 2007 and served as our Senior Advisor from January 2007 to April 2007. Since November 2004, Mr. Davidson has been a Director of Centinela Freeman Holdings, Inc. In July 2003, Mr. Davidson co-founded Westridge Capital LLC and has served as a Managing Member since inception. From September 2003 to September 2004, Mr. Davidson also served as a Vice President of PLM International. From 1996 to July 2003, Mr. Davidson served as a Managing Director of Digital Coast Partners (now known as Montgomery & Co.) where he managed the Business and Consumer Services Group. From 1994 to 1996, Mr. Davidson was a founder and the Chief Financial Officer of Screenz, L.L.C., the developer of ScreenzNet, a private online service. From 1987 to 1994, Mr. Davidson served as a Vice President of Chemical Securities (now known as JPMorgan Chase), where he provided corporate finance and merger and acquisition advisory services. Mr. Davidson received a B.A. and an M.B.A. from the University of California at Los Angeles.

Geoffrey A. Thompson has been a member of our Board of Directors since March 2006. Since September 2003, Mr. Thompson has been a Partner at Palisades Advisors, LLC, a private equity firm. From 1997 to September 2003, Mr. Thompson served as an independent business consultant. From 1995 to 1997, Mr. Thompson served as a Principal at Kohlberg & Company, a private equity firm specializing in middle-market investing. In 1992, Mr. Thompson retired as Chief Executive Officer of Marine Midland Bank, Inc. (currently HSBC Bank (USA)). Mr. Thompson is a member of the Board of Directors of Guardian Trust Company, a Guardian Life Insurance subsidiary. Mr. Thompson is also lead director of Thor Industries, Inc., a New York Stock Exchange listed producer and seller of a wide range of recreation vehicles and small and mid-size buses in the United States and Canada. Mr. Thompson also serves as trustee of the Woods Hole Oceanographic Institution. Mr. Thompson received a B.A. from Columbia University and an M.B.A. from Harvard University.

Brian Kaufman has been our Senior Advisor since January 2007. Since November 2004, Mr. Kaufman has been a Director of Centinela Freeman Holdings, Inc., an owner of three general acute care hospitals in Los Angeles. In July 2003, Mr. Kaufman co-founded Westridge Capital LLC and has served as a Managing Member since inception. Westridge is a private equity firm specializing in investments in companies that have significant tangible asset bases. From September 2003 to September 2004, Mr. Kaufman also served as a Vice President of PLM International. From February 2000 to July 2003, Mr. Kaufman served as a Managing Director of Digital Coast Partners (now known as Montgomery & Co.), a boutique investment banking firm where he managed activities in both the Middle Market and Media Groups. From 1998 to 2000, Mr. Kaufman served as a principal of Imperial Capital LLC, a boutique investment banking firm, where Mr. Kaufman worked in both investment banking and the firm’s private investments. From 1994 to 1998, Mr. Kaufman was a co-founder and principal of Kirkland Messina LLC, a boutique merchant bank targeting leveraged buy-outs of middle market companies. From 1992 to 1994, Mr. Kaufman was an associate at the law firm of Brobeck, Phleger & Harrison. From 1989 to 1992, Mr. Kaufman attended law school at Georgetown University Law Center. From 1986 to 1989, Mr. Kaufman was at Drexel Burnham Lambert Incorporated, where he provided corporate finance and merger and acquisition advisory services to financial institutions.  Mr. Kaufman received a B.B.A. degree from the University of Notre Dame, with highest honors, and a J.D. degree from Georgetown University Law Center, cum laude.

Milton J. Walters has been our Senior Advisor since April 2007 and served as our President and a member of our Board of Directors from our inception until April 2007. Mr. Walters has served as the President of MJW Partners, Inc., doing business as Tri-River Capital, a boutique investment banking company, since he founded that company in 1999. Mr. Walters also founded and served as the President of the predecessor company to Tri-River, Walters & Co. Incorporated, doing business as Tri-River Capital Group, from 1988 to 1997. From 1997 to 1999, Mr. Walters served as a Managing Director in the financial institutions investment banking group of Prudential Securities. From 1984 to 1988, Mr. Walters served as the Manager of the financial institutions investment banking group of Smith Barney. At AG Becker, and its successor, Warburg Paribas Becker, Mr. Walters headed investment banking for financial institutions from 1969 to 1984. Since November 2001, Mr. Walters has served on the Board of Directors and as Chairman of the Audit and Compensation Committee of Sun Healthcare Group, Inc., a Nasdaq-listed company. Mr. Walters also serves on the Board of Directors of several private companies. Mr. Walters received a B.A. from Hamilton College.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Messrs. Coyne and Thompson, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Davidson and Clayton, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Mr. Engle, will expire at the third annual meeting.

These individuals will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating its acquisition. None of our officers or directors have been or currently is a principal of, or affiliated with, a blank check company. However, we believe that the skills and expertise of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transactional expertise should enable them to successfully identify and effect an acquisition.

Audit Committee

Our audit committee of the board of directors consists of Geoffrey A. Thompson, Michael Clayton and Jonathan Davidson, each of whom is an independent director under the American Stock Exchange’s listing standards. The audit committee’s duties, which are specified in our audit committee charter, include, but are not limited to:

•
reviewing and discussing with management and the independent registered public accountant the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

•	discussing with management and the independent registered public accountant significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•	discussing with management major risk assessment and risk management policies;

•	monitoring the independence of the independent registered public accountant;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	reviewing and approving all related-party transactions;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accountant, including the fees and terms of the services to be performed;

•	appointing or replacing the independent registered public accountant;

•
determining the compensation and oversight of the work of the independent registered public accountant (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; and

•
establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies.

Financial Experts on Audit Committee

The audit committee is comprised exclusively of “independent directors” who are “financially literate” as defined under the American Stock Exchange listing standards. The American Stock Exchange listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, the board of directors has determined that Jonathan Davidson satisfies the American Stock Exchange’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

Our nominating committee of the board of directors consists of Geoffrey A. Thompson, Michael Clayton and Jonathan Davidson, each of whom is an independent director under the American Stock Exchange’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the nominating committee charter, generally provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•
should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business.  A copy of our code ethics is available at no charge upon written request addressed to our Vice Chairman at our principal executive offices.

Conflicts of Interest

Potential investors should be aware of the following potential conflicts of interest:

•
none of our officers and directors are required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating management time among various business activities.

•
in the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. They may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see the previous section entitled “— Directors and Executive Officers.”

•	our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by us.

•
the initial shares owned by our officers, directors and senior advisors will be released from escrow only if a business combination is successfully completed, and the insider warrants purchased by our officers, directors and senior advisors and any warrants which they may have purchased in our initial public offering or in the aftermarket will expire worthless if a business combination is not consummated. Additionally, our officers, directors and senior advisors will not receive liquidation distributions with respect to any of their initial shares. Furthermore, our officers, directors and senior advisors have agreed that the insider warrants will not be sold or transferred by them until after we have completed a business combination. For the foregoing reasons, our board may have a conflict of interest in determining whether a particular target business is appropriate to effect a business combination with.

•
our directors and officers may enter into consulting or employment agreements with the company as part of a business combination pursuant to which they may be entitled to compensation for their services following the business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business, and completing a business combination in a timely manner.

•
Gary D. Engle, our Chairman and Chief Executive Officer, James A. Coyne, our Vice Chairman and Chief Financial Officer, Jonathan Davidson, a director, and Brian Kaufman, one of our Senior Advisors, have entered into an agreement with HCFP/Brenner Securities pursuant to which such individuals, or entities they control, will place limit orders for an aggregate of $15 million of our units commencing 30 calendar days after we file a preliminary proxy statement seeking approval of our stockholders for a business combination and ending 30 days thereafter. Each of Messrs. Engle, Coyne, Davidson and Kaufman has agreed that he will not sell or transfer any units purchased by him pursuant to this agreement (or any of the securities included in such units) until the earlier of the completion of a business combination or our liquidation. If Messrs. Engle, Coyne, Davidson and Kaufman purchase units pursuant to that agreement or if any of them or any of our other officers, directors or senior advisors purchased units or common stock as part of our initial public offering or in the open market, they are entitled to vote the shares of common stock they so acquire on a proposed business combination any way they choose which may influence whether or not the business combination is approved.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor. If any of these conflicts are not resolved in our favor, it may diminish our ability to complete a favorable business combination.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has agreed, until the earlier of a business combination or the distribution of the trust fund to our public stockholders, or such time as he ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us subject to any pre-existing fiduciary or contractual obligations he might have. Our management has advised us that the entities with which they are affiliated do not seek to acquire assets with a purchase price in excess of $55 million. Because the initial target business, or the controlling interest (but not less than a majority of the voting interest) therein, that we acquire must have a fair market value equal to at least 80% of our net assets at the time of the acquisition, a transaction which could be consummated as a business combination would not be considered by any entities affiliated with our management.

Our senior advisors have fiduciary obligations to the other entities with which they are directors or officers. They have no fiduciary obligations to present to us for our consideration any suitable business opportunity.

In connection with the vote required for any business combination, all of our initial stockholders, including all of our officers, directors and senior advisors, have agreed to vote their respective initial shares in accordance with the vote of the public stockholders owning a majority of the shares of our common stock sold in our initial public offering.  In addition, they have agreed to waive their respective rights to participate in any liquidation distribution with respect to those shares of common stock acquired by them prior to our initial public offering. Any common stock acquired by initial stockholders in our initial public offering or aftermarket are considered part of the holdings of the public stockholders.  Except with respect to the conversion rights afforded to public stockholders, these initial stockholders have the same rights as other public stockholders with respect to such shares, including voting rights in connection with a potential business combination. Accordingly, they may vote such shares on a proposed business combination any way they choose.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial stockholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our stockholders from a financial point of view. Such fairness opinion will be received by us either prior to the execution of a definitive agreement relating to the business combination, or such opinion will be a condition to the consummation of such business combination.

If we receive a fairness opinion at the time we enter into a definitive agreement relating to the business combination, we expect that we would pay all or a portion of the fee upon delivery of the opinion and the balance, if any, upon closing of the business combination. If we receive the fairness opinion and payment is contingent on the consummation of the business combination (which we do not anticipate happening), we expect that the fee would not be payable until the business combination is completed.

Additionally, in no event will any of our existing officers, directors, stockholders or senior advisors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires certain officers and directors of Stoneleigh Partners Acquisition Corp., and any persons who own more than ten-percent of the common stock outstanding to file forms reporting their initial beneficial ownership of shares and subsequent changes in that ownership with the Securities and Exchange Commission and the NASDAQ Stock Market. Officers and directors of Stoneleigh Partners Acquisition Corp., and greater than ten-percent beneficial owners are also required to furnish us with copies of all such Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, or written representations from certain reporting persons that no Forms 5 were required, we believe that during the 2007 fiscal year we complied with all section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

None of our executive officers, directors or senior advisors has received any cash compensation for services rendered.  Additionally, we have not entered into employment agreements with any of our executive officers, directors or senior advisors.  Commencing May 31, 2007, we began paying PLM International Inc., an affiliate of Messrs. Engle and Coyne, a fee of $7,500 per month for providing us with office space and certain office and administrative services. However, this arrangement is solely for our benefit and is not intended to provide Messrs. Engle or Coyne compensation in lieu of a salary. Other than this $7,500 per-month fee, no compensation of any kind, including finder’s and consulting fees, has been paid to any of our initial stockholders, officers, directors, senior advisors or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, they are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there is no review of the reasonableness of the expenses by anyone other than our board of directors (which includes persons who may seek reimbursement) or a court of competent jurisdiction if such reimbursement is challenged. Because of the foregoing, we will generally not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.

Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

Other than the securities described above and in the section appearing below in this Annual Report on Form 10-K entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” neither our officers nor our directors have received any of our equity securities.

Compensation Committee Interlocks and Insider Participation

None.

Compensation Report

Since we do not have a compensation committee, the board of directors has reviewed and discussed with our management the Compensation Discussion and Analysis. Based on this review and these discussions with management, the board of directors has determined that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

•	The following table sets forth information regarding the beneficial ownership of our common stock as of October 10, 2007, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers, directors and senior advisors; and

•	all our officers and directors as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Common Stock
Gary D. Engle(2)	3,346,244(3)	9.8%
James A. Coyne(2)	2,107,422(4)	6.2%
Brian Kaufman(5)	307,335(6)	*
Jonathan Davidson(5)	307,335(6)	*
Milton J. Walters	125,037(7)	*
Geoffrey A. Thompson	39,203	*
Michael Clayton(8)	17,424	*
Sapling, LLC(9)	1,442,100	4.2%
QVT Financial LP(10)	2,172,700	6.4%
All directors and executive officers as a group (five individuals)	5,817,628(11)	17.1%

* Less than 1%.

(1)	Unless otherwise noted, the business address of each of the following is 20 Marshall Street, South Norwalk, CT 06854.

(2)	The business address of this individual is c/o Hera East Holdings, LLC, 20 Marshall Street, Suite 104, South Norwalk, CT 06854.

(3)	Does not include 3,273,434 shares of common stock issuable upon exercise of insider warrants held by Mr. Engle which are not currently exercisable and will not become exercisable within 60 days.

(4)
These shares are held by JAC Opportunity Fund I, LLC, a family-held entity of which Mr. Coyne is the sole manager. Does not include 2,061,567 shares of common stock issuable upon exercise of insider warrants held by JAC Opportunity Fund I, LLC which are not currently exercisable and will not become exercisable within 60 days.

(5)	The business address of this individual is 11150 Santa Monica Boulevard, Suite 700, Los Angeles, California 90025.

(6)	Does not include 300,648 shares of common stock issuable upon exercise of insider warrants held by such individual which are not currently exercisable and will not become exercisable within 60 days.

(7)	Does not include 38,703 shares of common stock issuable upon exercise of insider warrants held by Mr. Walters which are not currently exercisable and will not become exercisable within 60 days.

(8)	The business address of this individual is 3030 Blackthorn Road, Riverwoods, Illinois 60015.

(9)
Based on a Schedule 13G filed with the Securities and Exchange Commission on July 3, 2007 on behalf of Fir Tree Recovery Master Fund, L.P., Fir Tree, Inc. and Sapling LLC.  The business addresses are as follows:  Fir Tree, Inc. and Sapling, LLC 505 Fifth Avenue,  23rd Floor, New York, NY 10017 and Fir Tree Recovery Master Fund, L.P., c/o Admiral Administration Ltd., Admiral Financial Center, 5th Floor, 90 Fort Street, Box 32021 SMB, Grand Cayman, Cayman Islands.

(10)
Based on a Schedule 13G/A filed with the Securities and Exchange Commission on August 10, 2007 on behalf of QVT Financial LP, QVT Financial GP, LLC, QVT Fund LP and QVT Associates GP LLC.  The business addresses are as follows:  QVT Financial LP, QVT Financial GP LLC, QVT Associates GP LLC, 1177 Avenue of the Americas, 9th Floor, New York, NY 10036, QVT Fund LP, Walkers SPV, Walkers House, Mary Street, George Town, Grand Cayman KY1-9002, Cayman Islands

(11)
Does not include 5,635,649 shares of common stock issuable upon exercise of insider warrants held by such individuals which are not currently exercisable and will not become exercisable within 60 days.

All of the initial stockholders’ initial shares has been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until one year after the consummation of our initial business combination. The initial shares may be released from escrow earlier than this date if, within the first year after we consummate a business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. During the escrow period, the holders of these shares are not able to sell or transfer their securities except (i) to relatives and trusts for estate planning purposes or (ii) by private sales made at or prior to the consummation of a business combination to individuals that the holders believe may bring value to our company, at prices no greater than the price at which the shares were originally purchased, in each case where the transferee agrees to the terms of the escrow agreement, but retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. Transfers made pursuant to clause (ii) of the previous sentence may result in our incurring a share-based compensation charge if the transfer is deemed compensatory in nature. The initial stockholders have no current intention or plans to make any such transfers. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our initial stockholders will receive any portion of the liquidation proceeds with respect to their initial shares.

Our officers, directors and senior advisors purchased insider warrants on a private placement basis simultaneously with the consummation of our initial public offering. The insider warrants are identical to warrants underlying the units sold in our initial public offering except that if we call the warrants for redemption, the insider warrants are exercisable on a cashless basis so long as they are still held by the purchasers or their affiliates. Our officers, directors and senior advisors have agreed not to sell or transfer the insider warrants held by them until after the consummation of our initial business combination.

In addition, Gary D. Engle, our Chairman and Chief Executive Officer, James A. Coyne, our Vice Chairman and Chief Financial Officer, Jonathan Davidson, a director, and Brian Kaufman, one of our Senior Advisors, have entered into an agreement with HCFP/Brenner Securities which is intended to comply with Rule 10b5-1 under the Exchange Act, pursuant to which such individuals, or entities such individuals control, will place limit orders for an aggregate of $15 million of our units commencing 30 calendar days after we file a preliminary proxy statement seeking approval of a business combination and ending 30 days thereafter. If $15 million of units are purchased under this agreement at a price of $8.65 per unit, these officers, directors and senior advisors would own, in the aggregate, approximately 22.9% of the outstanding common stock, in addition to any common stock they may purchase in the market after our initial public offering. Each of Messrs. Engle, Coyne, Davidson and Kaufman may vote the shares of common stock included in these units on a proposed business combination in any manner they choose and may influence whether or not the business combination is approved. They have also agreed that none of them will sell or transfer any units purchased pursuant to this agreement (or any of the securities included in such units) until the earlier of the completion of a business combination or our liquidation. It is intended that these purchases will comply with Rule 10b-18 under the Exchange Act and, accordingly, any purchases that are not in compliance with the safe harbor provisions of Rule 10b-18 will not be made. These purchases will be made at a price not to exceed $8.65 per unit and will be made by HCFP/Brenner Securities or another broker-dealer mutually agreed upon by such individuals and HCFP/Brenner Securities in such amounts and at such times as HCFP/Brenner Securities or such other broker-dealer may determine, in its sole discretion, so long as the purchase price does not exceed the above-referenced per unit purchase price. Each of Messrs. Engle, Coyne, Davidson and Kaufman has made available, and has agreed to make available in the future, to HCFP/Brenner Securities monthly statements confirming that such individual has sufficient funds to satisfy these transactions. Messrs. Engle, Coyne, Davidson and Kaufman have agreed with each other that, to the extent that one of such individuals does not satisfy his pro rata portion of his obligation under that agreement, he will transfer all or a portion of his shares to the individual or individuals that are required by HCFP/Brenner Securities to satisfy his obligation under that agreement.

Messrs. Engle and Coyne are deemed to be our “promoters,” as such term is defined under the Federal securities laws.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On October 15, 2005, in connection with our organization, we issued the following securities:

Name	Number of Shares of Common Stock	Number of Warrants

Milton J. Walters	100	2,715,000
Gary D. Engle	-	2,720,000
JAC Opportunity Fund I, LLC (1)	-	2,715,000
——————
(1)           JAC Opportunity Fund I, LLC is a family-held entity of which Mr. Coyne is the sole manager.

The 100 shares of common stock were sold at a purchase price of $0.01 per share for an aggregate price of $1.00 and the 8,150,000 warrants were sold at a purchase price of $0.05 per warrant for an aggregate price of $407,500.  The warrants were exercisable at a price of $5.00 per share and expired eight years from the date of the prospectus related to our initial public offering.

On March 15, 2006, we issued an aggregate of 4,075,000 Class W warrants and 4,075,000 Class Z warrants to three existing warrantholders in exchange for the return and cancellation of the then outstanding 8,150,000 warrants held by them.  On the same date, we also issued additional Class W warrants and Class Z warrants as follows:

Name	Number of Class W Warrants	Number of Class Z Warrants
Milton J. Walters	167,500	167,500
Gary D. Engle	165,000	165,000
JAC Opportunity Fund I, LLC (1)	167,500	167,500
Geoffrey A. Thompson	100,000	100,000
Michael Clayton	100,000	100,000
——————
(1)           JAC Opportunity Fund I, LLC is a family-held entity of which Mr. Coyne is the sole manager.

All of these warrants were sold at a purchase price of $0.05 per warrant for an aggregate purchase price of $70,000.  These Class W warrants and Class Z warrants were exercisable at $5.00 per share and had expiration dates of five and seven years from the date of the prospectus related to our initial public offering, respectively.

On May 25, 2006, we issued additional warrants as follows:

Name	Number of Class W Warrants	Number of Class Z Warrants
Milton J. Walters	1,700,000	1,700,000
Gary D. Engle	3,400,000	3,400,000
JAC Opportunity Fund I, LLC (1)	1,700,000	1,700,000
Geoffrey A. Thompson	125,000	125,000
——————
(1)           JAC Opportunity Fund I, LLC is a family-held entity of which Mr. Coyne is the sole manager.

All of these warrants were sold at a purchase price of $0.05 per warrant for an aggregate price of $692,500.

On January 23, 2007, we issued an aggregate of 11,700,000 Class W warrants and 11,700,000 Class Z warrants to our five existing warrantholders in exchange for the return for cancellation of all of the then outstanding warrants.  On the same date, we also issued additional warrants as follows:

Name	Number of Class W Warrants	Number of Class Z Warrants
Milton J. Walters	475,000	475,000
Gary D. Engle	950,000	950,000
JAC Opportunity Fund I, LLC (1)	475,000	475,000
Jonathan Davidson	950,000	950,000
Brian Kaufman	950,000	950,000
——————
(1)           JAC Opportunity Fund I, LLC is a family-held entity of which Mr. Coyne is the sole manager.

All of these warrants were sold at a purchase price of $0.05 per warrant for an aggregate price of $380,000. The Class W warrants and Class Z warrants issued in January 2007 were exercisable at prices of $1.75 per share and $1.50 per share, respectively, and expired eight years from the date of the prospectus related to our initial public offering.

On April 4, 2007, we issued 6,249,900 shares of our common stock in exchange for the return and cancellation of the 31,000,000 then outstanding warrants. In May 2007, Brian Kaufman transferred 74,206 shares of common stock to Gary D. Engle and Jonathan Davidson transferred 16,856 shares of common stock to Mr. Engle and 57,350 shares of common stock to James A. Coyne. The shares were transferred at the same price that Messrs. Kaufman and Davidson originally paid for them. Accordingly, as of May 31, 2007 we had issued 6,250,000 shares of common stock for $1,550,000 in cash, or a purchase price of $0.248 per share, as follows:

Name	Number of Shares of Common Stock	Relationship to Us
Gary D. Engle	3,346,244	Chairman of the Board and Chief Executive Officer
James A. Coyne	2,107,422(1)	Vice Chairman and Chief Financial Officer
Michael Clayton	307,335	Director
Jonathan Davidson	307,335	Director
Geoffrey A. Thompson	125,037	Director
Brian Kaufman	39,203	Senior Advisor
Milton J. Walters	17,424	Senior Advisor
——————
(1)	These shares are held by JAC Opportunity Fund I, LLC, a family-held entity of which Mr. Coyne is the sole manager.

On June 5, 2007 we sold 5,975,000 insider warrants, generating total proceeds of $4,450,000. These warrants were purchased by Gary D. Engle, JAC Opportunity Fund I, LLC (an affiliate of James A. Coyne, our Vice Chairman and Chief Financial Officer), Brian Kaufman, Jonathan Davidson and Milton J. Walters, five of our directors, officers and senior advisors. Such warrants are identical to the warrants included in the units sold in our initial public offering except that if we call the warrants for redemption, the insider warrants may be exercisable on a cashless basis so long as such insider warrants are held by the purchasers or their affiliates. The purchasers of the insider warrants have agreed that the they will not sell or transfer insider warrants held by them until after we have completed a business combination.

The holders of the majority of these securities are entitled to make up to two demands that we register these securities pursuant to a registration rights agreement we entered into in connection with our initial public offering. The holders of the majority of these securities may elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Our officers, directors and senior advisors have purchased the insider warrants for a total purchase price of $4,450,000, or approximately $0.75 per warrant from us in a private placement that closed simultaneously with the consummation of our initial public offering. The insider warrants were priced at a slight premium in relation to what we had anticipated would be the approximate market price for our warrants at the time the common stock and warrants commenced separate trading based upon the trading prices of similar warrants of other blank check companies. The insider warrants are identical to warrants underlying the public units except that if we call the public warrants for redemption, the insider warrants are exercisable on a cashless basis so long as they are still held by the purchasers or their affiliates. The purchasers have agreed that they will not sell or transfer the insider warrants until after the consummation of our initial business combination. The holders of the majority of these insider warrants (or underlying shares) are entitled to demand that we register these securities pursuant to a registration rights agreement. The holders of the majority of these securities may elect to exercise these registration rights with respect to such securities at any time after we consummate a business combination. In addition, these holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to such date. We will bear the expenses incurred in connection with the filing of any such registration statements.

In addition, Gary D. Engle, our Chairman and Chief Executive Officer, James A. Coyne, our Vice Chairman and Chief Financial Officer, Jonathan Davidson, a director, and Brian Kaufman, one of our Senior Advisors, have entered into an agreement with HCFP/Brenner Securities which is intended to comply with Rule 10b5-1 under the Exchange Act pursuant to which such individuals, or entities such individuals control, will place limit orders for an aggregate of $15 million of our units commencing 30 calendar days after we file a preliminary proxy statement seeking approval of a business combination and ending 30 days thereafter. Each of Messrs. Engle, Coyne, Davidson and Kaufman may vote the shares of common stock included in such units on a proposed business combination any way they choose. It is intended that these purchases will comply with Rule 10b-18 under the Exchange Act and, accordingly, any purchases that are not in compliance with the safe harbor provisions of Rule 10b-18 will not be made. These purchases will be made at a price not to exceed $8.65 per unit and will be made by HCFP/Brenner Securities or another broker dealer mutually agreed upon by such individual and HCFP/Brenner Securities in such amounts and at such times as HCFP/Brenner Securities or such other broker dealer may determine, in its sole discretion, so long as the purchase price does not exceed the above-referenced per unit purchase price. Each of Messrs. Engle, Coyne, Davidson and Kaufman has agreed to make available to HCFP/Brenner Securities monthly statements confirming that such individual has sufficient funds to satisfy these transactions. If $15 million of units are purchased under this agreement at a price of $8.65 per unit, these officers, directors and senior advisors would own, in the aggregate, approximately 22.9% of the outstanding common stock, in addition to any common stock they may purchase in the open market after our initial public offering which could result in these individuals having the ability to influence whether or not the business combination is approved. Each of Messrs. Engle, Coyne, Davidson and Kaufman has agreed that he will not sell or transfer any units purchased by him pursuant to this agreement (or any of the securities included in such units) until the earlier of the completion of a business combination or our liquidation. Messrs. Engle, Coyne, Davidson and Kaufman have agreed with each other that, to the extent that one of such individuals does not satisfy his pro rata portion of his obligation under that agreement, he will transfer all or a portion of his shares to the individual or individuals that are required by HCFP/Brenner Securities to satisfy his obligation under that agreement.

PLM International, an affiliate of Messrs. Engle and Coyne, makes available to us office space and certain office and administrative services, as we may require from time to time. Commencing on May 31, 2007 through the consummation of a business combination, we are paying PLM International $7,500 per month for these services. Mr. Engle is a director of PLM International and Mr. Coyne is the President and Chief Executive Officer of PLM International. Mr. Engle’s and Mr. Coyne’s families own approximately 62% and 33%, respectively, of PLM International through various family entities. Consequently, each benefits from this transaction to the extent of his interest in PLM International. However, this arrangement is solely for our benefit and is not intended to provide Messrs. Engle or Coyne compensation in lieu of a salary. We believe, based on rents and fees for similar services in the Stamford, CT area, that the fees charged by PLM International is at least as favorable as we could have obtained from an unaffiliated person. However, as our directors may not be deemed “independent,” we did not have the benefit of disinterested directors approving this transaction.

We will reimburse our initial stockholders, including our officers and directors, for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged.

Other than the $7,500 per-month administrative fee payable to PLM International Inc. and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders and consulting fees, will be paid to any of our initial stockholders, officers or directors, or to any of their affiliates prior to, or for any services they render in order to effectuate, the consummation of the business combination.

Any ongoing or future transactions between us and any of our officers, directors, senior advisors or their respective affiliates, including loans by our officers, directors or senior advisors will require prior approval in each instance by a majority of our disinterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction. These directors will, if they determine necessary or appropriate, have access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

The American Stock Exchange requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of our board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

The board has determined that each of Geoffrey A. Thompson, Michael Clayton and Jonathan Davidson are independent directors as defined under the American Stock Exchange’s listing standards, constituting a majority of our board.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.  The disclosure set forth in this annual report on Form 10-K serves as our written policy as to the approval of related party transactions.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES:

The firm of BDO Seidman LLP (“BDO”) acts as our independent registered public accounting firm. The following is a summary of fees paid to BDO for services rendered:
From September 9,
2005 (inception)
to July 31, 2007
Audit fees	$114,530
Audit-related	-
Tax fees	-
All other fees	-
Total	$114,530

 Audit fees for the fiscal year ended July 31, 2007 related to professional services rendered in connection with our initial public offering (comprised of various financial statements included in our Registration Statement on Form S-1, including all amendments, and our Current Report on Form 8-K filed with the SEC on June 7, 2007), aggregating $86,650, the audit of our financial statements for the period from September 9, 2005 (date of inception) to July 31, 2007, estimated at $20,000, and the quarterly review of financial statements included in our quarterly report on Form 10-Q for the quarterly period ended April 30, 2007, $7,880.

Pre-Approval Policy

Since our audit committee was not formed until June 2007, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formulation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will continue to pre-approve all auditing services and permitted non-audit services to be performed for us by BDO, including the fees and terms thereof (subject to the de minimis exceptions for non-audit service described in the Exchange Act which are approved by the audit committee prior to the completion of the audit). The audit committee may form and delegate authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full audit committee at its next scheduled meeting.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K:

1.	Financial Statements

Page

Report of Independent Registered Public Accounting Firm	65

Financial Statements:
Balance Sheets, July 31, 2007 and July 31, 2006	66
Statements of Operations, for the year ended July 31, 2007, the period from September 9, 2005 (inception) to July 31, 2006 and the period from September 9, 2005 (inception) to July 31, 2007	67
Statements of Stockholders’ Equity, from September 9, 2005 (inception) to July 31, 2007	68
Statements of Cash Flows, for the year ended July 31, 2007, the period from September 9, 2005 (inception) to July 31, 2006 and for the period September 9, 2005 (inception) to July 31, 2007	69
Notes to Financial Statements	70 - 79

3.	Exhibits

Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by us with the SEC, as exhibits to our registration statement on Form S-1 (File No. 333-128335). All other documents listed are filed with this report.

Exhibit No.	Description
3.1*	Form of Amended and Restated Certificate of Incorporation.
3.2*	By-laws.
4.1*	Specimen Unit Certificate.
4.2*	Specimen Common Stock Certificate.
4.3*	Specimen Warrant Certificate.
4.4*	Form of Unit Purchase Option to be granted to Representative.
4.5*	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.
10.1*	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Milton J. Walters.

10.2*	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Gary D. Engle.
10.3*	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and James A. Coyne.
10.4*	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Geoffrey A. Thompson.
10.5	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Michael Clayton.
10.6*	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and JAC Opportunity Fund I, LLC.
10.7*	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.
10.8*	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.
10.9*	Form of Administrative Services Agreement between the Registrant and PLM International Inc.
10.10*	Form of Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Jonathan Davidson.
10.11*	Form of Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Brian Kaufman.
10.12*	Form of Letter Agreement among the Registrant, Gary D. Engle, James A. Coyne, Milton J. Walters, Jonathan Davidson, Brian Kaufman and HCFP/Brenner Securities LLC.
10.13*	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.
10.14*	Form of Warrant Subscription Agreement.
31.1	Section 302 Certification by Chief Executive Officer
31.2	Section 302 Certification by Chief Financial Officer
32.1	Section 906 Certification by Chief Executive Officer
32.2	Section 906 Certification by Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of October, 2007.

STONELEIGH PARTNERS
  ACQUISITION CORP.

By:           /s/ Gary D. Engle
Gary D. Engle
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 10th day of October, 2007 by the following persons on behalf of the registrant and in the capacity indicated.

Name	Title
/s/ Gary D. Engle Gary D. Engle	Chairman of the Board and Chief Executive Officer
/s/ James A. Coyne James A. Coyne	Vice Chairman, Chief Financial Officer, Secretary and Director
/s/ Michael Clayton Michael Clayton	Director
/s/ Jonathan Davidson Jonathan Davidson	Director
/s/ Geoffrey Thompson Geoffrey Thompson	Director

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

INDEX TO FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firm	65

Financial Statements:
Balance Sheets, July 31, 2007 and 2006	66
Statements of Operations, for the year ended July 31, 2007, the period from September 9, 2005 (inception) to July 31, 2006 and the period from September 9, 2005 (inception) to July 31, 2007	67
Statements of Stockholders’ Equity, from September 9, 2005 (inception) to July 31, 2007	68
Statements of Cash Flows, for the year ended July 31, 2007, the period from September 9, 2005 (inception) to July 31, 2006 and for the period September 9, 2005 (inception) to July 31, 2007	69
Notes to Financial Statements	70 - 79

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Stoneleigh Partners Acquisition Corp.

We have audited the accompanying balance sheets of Stoneleigh Partners Acquisition Corp. (a corporation in the development stage) as of July 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for the year ended July 31, 2007, for the period from September 9, 2005 (inception) to July 31, 2006 and for the period from September 9, 2005 (inception) to July 31, 2007.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stoneleigh Partners Acquisition Corp. as of July 31, 2007 and  2006, and its results of operations and its cash flows for to the year ended July 31, 2007, for the period from September 9, 2005 (inception) to July 31, 2006 and for the period from September 9, 2005 (inception) to  July 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

 /s/ BDO Seidman, LLP

New York, NY

September 27, 2007

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

BALANCE SHEETS

	July 31, 2007	July 31, 2006

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$1,035,420	$912,426
Investments held in Trust (Notes 1 and 3)	221,416,629	-
Prepaid insurance and other expenses	213,542	-
Total current assets	222,665,591	912,426
Deferred registration costs (Note 4)	-	390,742

TOTAL ASSETS	$222,665,591	$1,303,168

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$27,460	$5,249
Accrued registration costs	11,538	130,148
Taxes payable	690,189	-
Note payable, current portion (Note 8)	108,736	-
Total current liabilities	837,923	135,397

LONG TERM LIABILITIES
Note payable, long term (Note 8)	72,492	-

COMMON STOCK SUBJECT TO POSSIBLE CONVERSION
(8,351,465 shares at conversion value) (Note 1)	66,427,592	-

COMMITMENTS (Note 6)	-	-

STOCKHOLDERS' EQUITY (Notes 2, 4, and 7):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 issued and outstanding
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 25,746,035 shares issued and outstanding (excluding
8,351,465 shares subject to conversion) and 100 shares issued and
outstanding	2,575	-
Additional paid-in capital	154,286,820	1,170,001
Earnings (deficit) accumulated in the development stage	1,038,189	(2,230)
TOTAL STOCKHOLDERS’ EQUITY	155,327,584	1,167,771

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$222,665,591	$1,303,168

The accompanying notes should be read in conjunction with the financial statements.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF OPERATIONS

	For the year	From September 9,	From September 9,
	ended	2005 (inception)	2005 (inception)
	July 31, 2007	to July 31, 2006	to July 31, 2007

Operating Expenses
Formation and operating costs (Notes 5 and 6)	$126,875	$15,080	$141,955

Loss from operations	(126,875)	(15,080)	(141,955)

Other income (expense)
Interest income (Note 1)	1,828,031	12,850	1,840,881
Interest expense (Note 8)	(1,277)	-	(1,277)
Income (loss) before provision for income taxes	1,699,879	(2,230)	1,697,649

Provision for federal income taxes (Note 5)	659,460	-	659,460
Net income (loss) for the period	1,040,419	(2,230)	1,038,189

Accretion of Trust Fund relating to
common stock subject to possible conversion	(317,741)	-	(317,741)

Net income (loss) attributable to common stockholders	$722,678	$(2,230)	$720,448

Shares outstanding subject to possible conversion	8,351,465	-

Net income per share subject to possible
conversion, basic and diluted	$0.04	$-

Weighted average number of shares outstanding,	9,256,354	6,250,000

Net income (loss) per share:
Basic and diluted	$0.08	$(0.00)

The accompanying notes should be read in conjunction with the financial statements.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF STOCKHOLDERS’ EQUITY
From September 9, 2005 (inception) to July 31, 2007

				(Deficit) Earnings
	Common stock		Additional	Accumulated in the
	Shares	Amount	Paid-In-Capital	Development Stage	Total

Balance, September 9, 2005 (inception)	-	$-	$-	$-	$-
Issuance of Common Stock to initial stockholder	100	-	1	-	1
Issuance of 8,150,000 warrants at $0.05
per warrant	-	-	407,500	-	407,500
Issuance of 4,075,000 Class Z warrants and
4,075,000 Class W warrants with an
aggregate value of $407,500 in exchange
for the cancellation of 8,150,000 warrants
with an aggregate value of $407,500	-	-	-	-	-
Issuance of 700,000 Class Z warrants and
700,000 Class W warrants at $0.05 per
warrant	-	-	70,000	-	70,000
Issuance of 6,925,000 Class Z warrants and
6,925,000 Class W warrants at $0.05 per
warrant	-	-	692,500	-	692,500
Net loss for the period	-	-	-	(2,230)	(2,230)
Balance, July 31, 2006	100	$-	$1,170,001	$(2,230)	$1,167,771
Issuance of 3,800,000 Class Z warrants and
3,800,000 Class W warrants at $0.05 per
warrant	-	-	380,000	-	380,000
Issuance of common stock to initial stockholders
with an aggregate value of $1,550,000 in exchange
for the return and cancellation of 15,500,000
Class Z warrants and 15,500,000 Class W warrants
with an aggregate value of $1,550,000	6,249,900	625	(625)	-	-
Proceeds from sale of underwriter purchase option			100		100
Proceeds from issuance of insider warrants			4,450,000		4,450,000
Sale of 27,847,500 units through public
offering net of underwriter discount
offering expenses and excluding $66,109,851 of
proceeds allocable to 8,351,465 shares
of common stock subject to possible conversion	19,496,035	1,950	148,605,085	-	148,607,035
Accretion of trust fund relating to common stock
subject to possible conversion			(317,741)		(317.,741)
Net income for the year	-	-	-	1,040,419	1,040,419
Balance, July 31, 2007	25,746,035	$2,575	$154,286,820	$1,038,189	$155,327,584

The accompanying notes should be read in conjunction with the financial statements.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF CASH FLOWS

For the year	From September 9,	From September 9,
ended	2005 (inception) to	2005 (inception) to
July 31, 2007	July 31, 2006	July 31, 2007

OPERATING ACTIVITIES
Net income (loss) for the period	$1,040,419	$(2,230)	$1,038,189
Gains on investments held in trust fund	(976,979)	--	(976,979)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Changes in:
Prepaid insurance and other expenses	(14,191)	-	(14,191)
Accrued payable and accrued expenses	22,211	5,249	27,460
Taxes payable	690,189	-	690,189
Net cash provided by operating activities	761,649	3,019	764,668

INVESTING ACTIVITIES
Purchase of investments held in Trust Fund	(441,856,279)	-	(441,856,279)
Maturities of investments held in Trust Fund	221,416,629	-	221,416,629
Net cash used in investing activities	(220,439,650)	-	(220,439,650)

FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholders	-	1	1
Proceeds from issuance of insider warrants in private placement	4,450,000	-	4,450,000
Proceeds from issuance of underwriter’s purchase option	100	-	100
Portion of net proceeds from sale of units through public offering
allocated to shares of common stock subject to possible conversion	66,109,851	-	66,109,851
Proceeds from issuance of warrants to security holders	380,000	1,170,000	1,550,000
Principal payment on notes	(18,123)	-	(18,123)
Payment of deferred registration costs	-	(260,594)	(260,594)
Net proceeds from sale of units through public offering
including the proceeds from underwriter over-allotment exercise	148,879,167	-	148,879,167
Net cash provided by financing activities	219,800,995	909,407	220,710,402

Net increase in cash and cash equivalents	122,994	912,426	1,035,420

Cash and Cash equivalents
Beginning of period	912,426	-	-
End of period	$1,035,420	$912,426	$1,035,420

Supplemental disclosure of non-cash financing activities
Fair value of underwriter purchase option included in offering costs	$4,372,000	$-	$4,372,000
Accretion relating to common stock subject to possible conversion	$(317,741)	$-	$(317,741)
Accrued registration costs	$11,538	$130,148	$11,538
Financed insurance	$181,228	$-	$181,228
Supplemental disclosure of cash flow information
Cash paid for interest	$1,277	$-	$1,277
Cash paid for taxes	$4,812	$-	$4,812

The accompanying notes should be read in conjunction with the financial statements.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — DISCUSSION OF THE COMPANY’S ACTIVITIES

Organization and activities– Stoneleigh Partners Acquisition Corp. (the “Company”) was incorporated in Delaware on September 9, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business (a “Target Business”). All activities from inception (September 9, 2005) through July 31, 2007 relate to the Company’s formation and capital raising activities.

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.

The registration statement for the Company’s initial public offering (“IPO” or the “Offering”) was declared effective on May 31, 2007. The Company consummated the Offering on June 5, 2007 and received net proceeds of approximately $197.8 million, which includes approximately $4.45 million from the Insider Warrants sold in a private placement (described in Note 7) and a portion of the proceeds of the sale of the Company’s shares of common stock sold to the Company’s stockholders prior to the Offering (“Initial Stockholders”). On June 12, 2007 the Company consummated the closing of an additional 2,847,500 Units, which were subject to an underwriter over-allotment option, generating additional gross proceeds of $22,780,000.

The Company’s management intends to apply substantially all of the net proceeds of the Offering toward consummating a Business Combination. The initial Target Business must have a fair market value equal to at least 80% of the Company’s net assets at the time of such acquisition. However, there is no assurance that the Company will be able to successfully effect a Business Combination.

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

Management agreed that approximately $220.4 million (or approximately $7.95 per Unit) of the net proceeds of the Offering, the sale of the Insider Warrants (defined in Note 7) and the sale of common stock to the Initial Stockholders will be held in the Trust Account and invested in permitted United States government securities and money market funds. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective acquisition targets or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. There may be released to the Company from the Trust Account (i) interest income earned on the Trust Account balance to pay any tax obligations of the Company, and (ii) up to an aggregate amount of $3,000,000 in interest earned on the Trust Account to fund expenses related to investigation and selection of a Target Business and the Company’s other working capital requirements. As of July 31, 2007, the Company has transferred $797,259 of interest income to its operating account (See Note 9).

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — DISCUSSION OF THE COMPANY’S ACTIVITIES – (CONTINUED)

The Company, after signing a definitive agreement for a Business Combination, is obliged to submit such transaction for approval by a majority of the public stockholders of the Company. Stockholders that vote against such proposed Business Combination and exercise their conversion rights are, under certain conditions described below, entitled to convert their shares into a pro-rata distribution from the Trust Account (the “Conversion Right”).  The actual per share conversion price will be equal to the amount in the Trust Account (inclusive of any interest thereon), calculated as of two business days prior to the proposed Business Combination, divided by the number of shares sold in the Offering, or approximately $7.95 per share based on the value of the Trust Account as of July 31, 2007.  As a result of the Conversion Right, $66,427,592 (including accretion of $317,741) has been classified as common stock subject to possible conversion. The Initial Stockholders have agreed to vote their 6,250,000 founding shares of common stock in accordance with the manner in which the majority of the shares of common stock offered in the Offering are voted by the Company’s public stockholders (“Public Stockholders”) with respect to a Business Combination.

In the event that a majority of the outstanding shares of common stock voted by the Public Stockholders vote for the approval of the Business Combination and holders owning 30% or more of the outstanding common stock do not vote against the Business Combination and do not exercise their Conversion Rights, the Business Combination may then be consummated.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may contemporaneously with or prior to such vote exercise their Conversion Right and their common shares would be cancelled and returned to the status of authorized but unissued shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding less than 30% of the aggregate number of shares owned by all Public Stockholders may convert their shares in the event of a Business Combination.

 NOTE 2 — OFFERING AND PRIVATE PLACEMENT OF INSIDER WARRANTS

In the Offering, effective May 31, 2007 (closed on June 5, 2007), the Company sold to the public 25,000,000 units (the “Units” or a “Unit”) at a price of $8.00 per Unit. Net proceeds from the Offering totaled approximately $193.2 million, which was net of approximately $6.5 million in underwriting fees and other expenses paid at closing. Each unit consists of one share of the Company’s common stock and one warrant (a “Warrant”). The Company sold to HCFB/Brenner Securities LLC (“HCFP” or “Representative”), the Representative of the underwriters in the Offering, a purchase option to purchase up to a total of 1,250,000 additional Units (Note 7). The Company also has granted to the Representative a 45-day option to purchase up to 3,750,000 Units solely to cover over allotments, if any.

On June 12, 2007 the Company consummated the closing of an additional 2,847,500 Units which were subject to the underwriter’s over-allotment option generating net proceeds of $22,040,000, which was net of $740,000 in underwriting discount fees.

Simultaneously with the Closing of the Offering, the Company sold to certain of the Initial Stockholders 5,975,000 Insider Warrants for an aggregate purchase price of $4,450,000. See discussion in Note 7.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents– Included in cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with original maturities of three months or less when purchased.

Investments held in trust- The Company’s restricted investment held in the Trust Fund at July 31, 2007 is invested in U.S. Government Institutional money market securities. The Company recognized interest income of $1,774,460 on investment held in trust for the year ended July 31, 2007 and for the period from inception (September 9, 2005) to July 31, 2007, which is included on the accompanying statements of operations.  No interest was earned on investments held in trust prior to the Offering.

Concentration of Credit Risk– Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and investments held in trust.  The Company may maintain deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Net Income (Loss) Per Share– Net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding.

Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period. In addition to the 100 shares purchased by the Initial Stockholders upon formation, the 6,249,900 shares of the Company’s common stock issued on April 4, 2007 (Note 7) and shares issued in the Offering  have been  included to the weighted average common shares outstanding for the periods presented. Basic net income per share subject to possible conversion is calculated by dividing accretion of Trust Fund relating to common stock subject to possible conversion by 8,351,465 shares subject to possible conversion.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. No such securities were outstanding as of July 31, 2007 and since the effect of outstanding warrants to purchase common stock and upo is antidilutive, they have been excluded from the Company’s computation of diluted net income (loss) per share for the periods ending July 31, 2007.

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

Income Taxes– Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. As of July 31, 2007 there were no temporary differences and therefore no deferred tax has been established.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(CONTINUED)

New Accounting Pronouncements– In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance in derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have  a significant effect on the Company’s balance sheet or statements of operations.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements ‘‘SFAS No. 157’’), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material effect on the Company’s  financial position and  results of operations.

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115’’ (‘‘SFAS No. 159’’). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year. The adoption of SFAS No. 159 is not expected to have a material effect on the Company’s financial position and results of operations.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 4 — DEFERRED REGISTRATION COSTS

As of July 31, 2006, the Company had incurred deferred registration costs of $390,742 relating to expenses incurred in connection to the Offering. Upon consummation of the Offering, this amount, along with additional registration costs incurred through June 5, 2007 of $481,937 (aggregating $872,679) was charged to equity.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

NOTE 5 — TAXES

Provision for income taxes consists of:

	For the year	From September 9,	From September 9,
	ended	2005 (inception)	2005 (inception)
	July 31, 2007	to July 31, 2006	to July 31, 2007

Current Federal & State	$659,460	$-	$659,460
	$659,460	$-	$659,460

The Company’s effective tax rate approximates the federal statutory rate. No provision for state and local income taxes has been made since the Company was formed as a vehicle to effect a Business Combination and, as a result does not conduct operations and is not engaged in trade or business in any state.  The Company is incorporated in Delaware and accordingly is subject to franchise taxes. Included as part of formation and operating costs in the accompanying statement of operations for the period ended July 31, 2007 is Delaware franchise tax expense of $35,541.

NOTE 6 — COMMITMENTS

Administrative Services Agreement

The Company has agreed to pay an affiliate of two stockholders $7,500 per month commencing on May 31, 2007 (effective date of the Offering) for office, secretarial and administrative services. For the period from September 9, 2005 (inception) through July 31, 2007, $15,000 for these services is included in formation and operating costs in the accompanying statements of operations.

Underwriting Agreement

In connection with the Offering, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with HCFP/Brenner Securities LLC (“HCFP”), the representative of the underwriters in the Proposed Offering.

Pursuant to the Underwriting Agreement, the Company paid to the underwriters certain fees and expenses related to the Offering, including underwriting discounts of $7,240,350.

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

HCFP and another underwriter were engaged by the Company to act as the Company’s non-exclusive investment bankers in connection with a proposed Business Combination (Note 1). For assisting the Company in obtaining approval of a Business Combination, the Company will pay a cash transaction fee of $7,475,000 upon consummation of a Business Combination.

The Company has sold to HCFP a purchase option to purchase the Company’s Units (Note 7),

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

NOTE 7 — COMMON AND PREFERRED STOCK, WARRANTS AND UNDERWRITER PURCHASE OPTION

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

a. Common and Preferred Stock

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

b. Warrants

In March 2006, the Company issued an aggregate of 4,075,000 Class W warrants and 4,075,000 Class Z warrants to its three existing warrant holders in exchange for the return and cancellation of the outstanding 8,150,000 warrants which were purchased in October 2005, for an aggregate $407,500, or $0.05 per warrant. On March 15, 2006, the Company sold and issued additional Class W warrants to purchase 700,000 shares of the Company’s common stock, and additional Class Z warrants to purchase 700,000 shares of the Company’s common stock, for an aggregate purchase price of $70,000, or $0.05 per warrant. On May 25, 2006, the Company sold and issued additional Class W warrants to purchase 6,925,000 shares of the Company’s common stock, and additional Class Z Warrants to purchase 6,925,000 shares of the Company’s common stock, to its existing warrant holders for an aggregate purchase price of $692,500 or $0.05 per warrant.

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

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

NOTE 7 — COMMON STOCK, WARRANTS AND UNDERWRITER PURCHASE OPTION – (CONTINUED)

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

Insider Warrants

At the closing of the Offering (Notes 1 and 2), the Company sold to certain of the Initial Stockholders 5,975,000 Insider Warrants for an aggregate purchase price of $4,450,000 (the “Insider Warrants”). All of the proceeds received from these purchases have been placed in the Trust Account. The Insider Warrants are identical to the Public Warrants in the Offering except that they may be exercised on a cashless basis so long as they are held by the original purchasers, members of their immediate families or their controlled entities, and may not be sold or transferred, except in limited circumstances, until after the consummation of a Business Combination. If the Company dissolves before the consummation of a Business Combination, there will be no distribution from the Trust Account with respect to such Insider Warrants, which will expire worthless.

As the proceeds from the exercise of the Warrants will not be received until after the completion of a Business Combination, the expected proceeds from exercise will not have any effect on the Company’s financial condition or results of operations prior to a Business Combination.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

NOTE 7 — COMMON STOCK, WARRANTS AND UNDERWRITER PURCHASE OPTION – (CONTINUED)

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

c. Underwriter Purchase Option

Upon closing of the Offering, the Company sold and issued an option (the “UPO”) for $100 to HCFP, to purchase up to 1,250,000 Units at an exercise price of $10.00 per Unit. The Units underlying the UPO will be exercisable in whole or in part, solely at holders’ discretion, commencing on the later of (i) the consummation of a Business Combination and (ii) May 31, 2008, and expire on May 31, 2012. The Company accounted for the fair value of the UPO, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity, which was offset by an equivalent increase in stockholder’s equity for the issuance of the UPO. As of June 5, 2007, the Company calculated, using a Black-Scholes option pricing model, the fair value of the 1,250,000 Units underlying the UPO to be approximately $4,372,000. The fair value of the UPO granted was calculated as of the date of grant using the following assumptions: (1) expected volatility of 51.12% (2) risk-free interest rate of 4.86% and (3) contractual life of 5 years. The UPO may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the UPO (the difference between the exercise prices of the UPO and the underlying warrants and the market price of the units and underlying securities) to exercise the UPO without the payment of any cash.

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

NOTE 8 — NOTE PAYABLE

The Company has financed its Directors’ and Officers’ insurance policy for the amount of $199,350 (the ‘‘Payable’’) due to First Insurance Funding Corp of New York (secured by the uncovered premium of the policy).  The Payable bears interest at 7.2% per annum with payments commencing June 30, 2007 and continuing through March 31, 2009. The Company will pay 22 equal installments of principal and interest of $9,700. For the year ended July 31, 2007 the Company recognized $1,277 of interest expense and at July 31, 2007, the note payable balance was $181,228.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

NOTE 9 — SUBSEQUENT EVENTS

The Company has transferred $976,979 of interest income on its Trust Account to its operating account in August 2007, $966,276 in September 2007 and $259,263 in October 2007.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

NOTE 10 — SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The Company’s unaudited condensed quarterly financial information is as follows for the interim quarter ended:

Quarter Ended
	July 31, 2007	April 30, 2007	January 31, 2007	October 31, 2006
YEAR ENDED JULY 31, 2007
Interest income	$1,784,954	$15,755	$11,920	$15,402
Interest expense	(1,277)	-	-	-
Formation and operating costs	(115,334)	(3,824)	(5,601)	(2,116)
Net income before provision for taxes	1,668,343	11,931	6,319	13,286
Provision for taxes	(647,476)	(4,534)	(2,401)	(5,049)
Net income	1,020,867	7,397	3,918	8,237
Accretion of Trust Fund relating to common stock
subject to possible conversion	(317,741)	-	-	-
Net income attributable to common stockholders	$703,126	$7,397	$3,918	$8,237

Common shares outstanding subject to
possible conversion	8,351,465	-	-	-
Basic and diluted net income per share subject to
possible conversion	$0.04	$0.00	$0.00	$0.00
Weighted average common shares outstanding	9,256,354	6,250,000	6,250,000	6,250,000
Basic and diluted net income per share	$0.08	$0.00	$0.00	$0.00

September 9, 2005
Quarter Ended	(inception) to
	July 31, 2006	April 30, 2006	January 31, 2006	October 31, 2005
FROM INCEPTION TO JULY 31, 2006
Interest income	$5,269	$3,865	$3,649	$67
Formation and operating costs	(4,520)	(2,560)	-	(8,000)
Net income (loss) before provision for taxes	749	1,305	3,649	(7,933)
Provision for taxes	-	-	-	-
Net income (loss)	749	1,305	3,649	(7,933)
Accretion of Trust Fund relating to common stock
subject to possible conversion	-	-	-	-
Net income (loss) attributable to common stockholders	$749	$1,305	$3,649	$(7,933)

Common shares outstanding subject to
possible conversion	-	-	-	-
Basic and diluted net income per share subject to
possible conversion	$0.00	$0.00	$0.00	$(0.00)
Weighted average common shares outstanding	6,250,000	6,250,000	6,250,000	6,250,000
Basic and diluted net income per share	$0.00	$0.00	$0.00	$(0.00)