Form 10-Q
period 2007-10-31
STONELEIGH PARTNERS ACQUISITION CORP.
filed 2007-12-14
CIK 1345715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal quarter ended October 31, 2007

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
YES  [ X ]    NO [  ]

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

On December 13, 2007 there were 34,097,500 shares of Common Stock, par value $0.0001 outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	October 31, 2007	July 31, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$3,145,314	$1,035,420
Investments held in Trust (Notes 1 and 3)	221,305,176	221,416,629
Prepaid insurance and other expenses	182,704	213,542
Total current assets	224,633,194	222,665,591

TOTAL ASSETS	$224,633,194	$222,665,591

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$61,168	$38,998
Taxes payable	1,145,014	690,189
Note payable, current portion (Note 7)	108,736	108,736
Total current liabilities	1,314,918	837,923

LONG TERM LIABILITIES
Note payable, long term (Note 7)	45,307	72,492

COMMON STOCK SUBJECT TO POSSIBLE CONVERSION
(8,351,465 shares at conversion value) (Note 1)	66,903,031	66,427,592

COMMITMENTS (Note 5)	-	-

STOCKHOLDERS' EQUITY (Notes 2, and 6):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 issued and outstanding
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 25,746,035 shares issued and outstanding (excluding
8,351,465 shares subject to conversion)	2,575	2,575
Additional paid-in capital	153,811,381	154,286,820
Earnings accumulated in the development stage	2,555,982	1,038,189
TOTAL STOCKHOLDERS’ EQUITY	156,369,938	155,327,584

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$224,633,194	$222,665,591

The accompanying notes should be read in conjunction with the financial statements.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF INCOME

	For the three	For the three	From September 9,
	months ended	months ended	2005 (inception)
	October 31, 2007	October 31, 2006	to October 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

Operating Expenses
Formation and administrative costs (Notes 4 and 5)	$142,144	$2,116	$284,099

Loss from operations	(142,144)	(2,116)	(284,099)

Other income (expense)
Interest income (Note 1)	2,806,883	15,402	4,647,764
Interest expense (Note 7)	(1,916)	-	(3,193)
Income before provision for income taxes	2,662,823	13,286	4,360,472

Provision for federal and state income taxes (Note 4)	1,145,030	5,049	1,804,490
Net income for the period	$1,517,793	$8,237	$2,555,982

Accretion of Trust Fund relating to
common stock subject to possible conversion	(475,439)	-	(793,180)

Net income attributable to common stockholders	$1,042,354	$8,237	$1,762,802

Shares outstanding subject to possible conversion	8,351,465	-

Net income per share subject to possible
conversion, basic and diluted	$0.06	$-

Weighted average number of shares outstanding	25,746,035	6,250,000

Net income per share:
Basic and diluted	$0.04	$0.00

The accompanying notes should be read in conjunction with the financial statements.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
From September 9, 2005 (inception) to October 31, 2007

				(Deficit) Earnings Accumulated in
	Common stock		Additional	the Development
	Shares	Amount	Paid-In-Capital	Stage	Total

Balance, September 9, 2005 (inception)	-	$-	$-	$-	$-
Issuance of Common Stock to initial stockholder	100	-	1	-	1
Issuance of 8,150,000 warrants at $0.05
per warrant	-	-	407,500	-	407,500
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
Sale of 27,847,500 units through public
offering net of underwriter discount
offering expenses and excluding $66,109,851 of
proceeds allocable to 8,351,465 shares
of common stock subject to possible conversion	19,496,035	1,950	148,605,085	-	148,607,035
Accretion of trust fund relating to common stock
subject to possible conversion			(317,741)		(317.,741)
Net income for the year	-	-	-	1,040,419	1,040,419
Balance, July 31, 2007	25,746,035	$2,575	$154,286,820	$1,038,189	$155,327,584
Accretion of trust fund relating to common stock
subject to possible conversion (Unaudited)	-	-	(475,439)	-	(475,439)
Net income for the period (Unaudited)				1,517,793	1,517,793
Balance, October 31, 2007 (Unaudited)	25,746,035	$2,575	$153,811,381	$2,555,982	$156,369,938

The accompanying notes should be read in conjunction with the financial statements

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS

	For the three	For the three	From September 9,
	months ended	months ended	2005 (inception) to
	October 31, 2007	October 31, 2006	October 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING ACTIVITIES
Net income for the period	$1,517,793	$8,237	$2,555,982
Decrease (increase) in investments held in trust fund	111,453	-	(865,526)
Adjustments to reconcile net income to net cash provided by
operating activities
Changes in:
Prepaid insurance and other expenses	30,838	-	16,647
Accrued payable and accrued expenses	22,170	25,843	49,630
Taxes payable	454,825	5,049	1,145,014
Net cash provided by operating activities	2,137,079	39,129	2,901,747

INVESTING ACTIVITIES
Purchase of investments held in Trust Fund	(2,892,723)	-	(444,749,002)
Maturities of investments held in Trust Fund	2,892,723	-	224,309,352
Net cash used in investing activities	-	-	(220,439,650)

FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholders	-	-	1
Proceeds from issuance of insider warrants in private placement	-	-	4,450,000
Proceeds from issuance of underwriter’s purchase option	-	-	100
Portion of net proceeds from sale of units through public offering
allocated to shares of common stock subject to possible conversion	-	-	66,109,851
Proceeds from issuance of warrants to security holders	-	-	1,550,000
Principal payment on notes	(27,185)	-	(45,308)
Payment of deferred registration costs	-	(23,922)	(260,594)
Net proceeds from sale of units through public offering
including the proceeds from underwriter over-allotment exercise	-	-	148,879,167
Net cash provided by financing activities	(27,185)	(23,922)	220,683,217

Net increase in cash and cash equivalents	2,109,894	15,207	3,145,314

Cash and cash equivalents
Beginning of period	1,035,420	912,426	-
End of period	$3,145,314	$927,633	$3,145,314

Supplemental disclosure of non-cash financing activities
Fair value of underwriter purchase option included in offering costs	$-	$-	$4,372,000
Accretion relating to common stock subject to possible conversion	$(475,439)	$-	$(793,180)
Financed insurance	$154,043	$-	$199,350
Supplemental disclosure of cash flow information
Cash paid for interest	$1,916	$-	$3,193
Cash paid for taxes	$690,205	$-	$695,017

The accompanying notes should be read in conjunction with the financial statements.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 — DISCUSSION OF THE COMPANY’S ACTIVITIES

Organization and activities– Stoneleigh Partners Acquisition Corp. (the “Company”) was incorporated in Delaware on September 9, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business (a “Target Business”). All activities from inception (September 9, 2005) through October 31, 2007 relate to the Company’s formation and capital raising activities.

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

Management agreed that approximately $220.4 million (or approximately $7.95 per Unit) of the net proceeds of the Offering, the sale of the Insider Warrants (defined in Note 6) and the sale of common stock to the Initial Stockholders will be held in the Trust Account and invested in permitted United States government securities and money market funds. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective acquisition targets or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any  kind in or to  any monies held in the  Trust  Account, there is no guarantee that they will execute such agreements. There may be released to the Company from the Trust Account (i) interest income earned on the Trust Account balance to pay any tax obligations of the Company, and (ii) up to an aggregate amount of $3,000,000 in interest earned on the Trust Account to fund expenses related to investigation and selection of a Target Business and the Company’s other working capital requirements. As of October 31, 2007, the Company has transferred $3,690,204 of interest income to its operating account of which $690,205 was used to pay federal and state income taxes (See Note 8).

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 — DISCUSSION OF THE COMPANY’S ACTIVITIES – (CONTINUED)

The Company, after signing a definitive agreement for a Business Combination, is obliged to submit such transaction for approval by a majority of the public stockholders of the Company. Stockholders that vote against such proposed Business Combination and exercise their conversion rights are, under certain conditions described below, entitled to convert their shares into a pro-rata distribution from the Trust Account (the “Conversion Right”).  The actual per share conversion price will be equal to the amount in the Trust Account (inclusive of any interest thereon), calculated as of two business days prior to the proposed Business Combination, divided by the number of shares sold in the Offering, or approximately $7.95 per share based on the value of the Trust Account as of October 31, 2007.  As a result of the Conversion Right, $66,903,031 (including accretion of $793,180) has been classified as common stock subject to possible conversion. The Initial Stockholders have agreed to vote their 6,250,000 founding shares of common stock in accordance with the manner in which the majority of the shares of common stock offered in the Offering are voted by the Company’s public stockholders (“Public Stockholders”) with respect to a Business Combination.

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

NOTE 2 — OFFERING AND PRIVATE PLACEMENT OF INSIDER WARRANTS

In the Offering, effective May 31, 2007 (closed on June 5, 2007), the Company sold to the public 25,000,000 units (the “Units” or a “Unit”) at a price of $8.00 per Unit. Net proceeds from the Offering totaled approximately $193.2 million, which was net of approximately $6.5 million in underwriting fees and other expenses paid at closing. Each unit consists of one share of the Company’s common stock and one warrant (a “Warrant”). The Company sold to HCFB/Brenner Securities LLC (“HCFP” or “Representative”), the Representative of the underwriters in the Offering, a purchase option to purchase up to a total of 1,250,000 additional Units (Note 6). The Company also had granted to the Representative a 45-day option to purchase up to 3,750,000 Units solely to cover over allotments, if any.

On June 12, 2007 the Company consummated the closing of an additional 2,847,500 Units which were subject to the underwriter’s over-allotment option generating net proceeds of $22,040,000, which was net of $740,000 in underwriting discount fees.

 Simultaneously with the Closing of the Offering, the Company sold to certain of the Initial Stockholders 5,975,000 Insider Warrants for an aggregate purchase price of $4,450,000. See discussion in Note 6.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements - The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the period from inception (September 9, 2005) to July 31, 2007 included in the Company’s Form 10-K filed on October 10, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three months ended October 31, 2007 and October 31, 2006 and for the period from inception (September 9, 2005) to October 31, 2007 are not necessarily indicative of the results to be expected for any other interim period of any future year.

Cash and Cash Equivalents– Included in cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with original maturities of three months or less when purchased.

Investments held in trust- The Company’s restricted investment held in the Trust Fund at October 31, 2007 is invested in a money market fund that purchases U.S. Government Institutional securities. The Company recognized interest income of $2,781,271 and $4,555,731 on the investment held in trust for the three months ended October  31, 2007 and for the period from inception (September 9, 2005) to October 31, 2007 respectively, which is included on the accompanying statements of income.

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

Net Income Per Share– Net income per share is computed based on the weighted average number of shares of common stock outstanding.

Basic earnings  per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding for the period. In addition to the 100 shares purchased by the Initial Stockholders upon formation, the 6,249,900 shares of the Company’s common stock issued on April 4, 2007 (Note 6) and 19,496,035 shares issued in the Offering  have been  included to the weighted average common shares outstanding for the periods presented. Basic net income per share subject to possible conversion is calculated by dividing accretion of Trust Fund relating to common stock subject to possible conversion by 8,351,465 shares subject to possible conversion.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. No such securities were outstanding as of October 31, 2007 and since the effect of outstanding warrants to purchase common stock and the underwriters purchase option (“UPO”) is antidilutive, they have been excluded from the Company’s computation of diluted net income per share for the three months ending October 31, 2007.

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

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(CONTINUED)

Income Taxes– Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. As of October 31, 2007 and July 31, 2007 there were no temporary differences and therefore no deferred tax has been established.

New Accounting Pronouncements– In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance in derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have  a significant effect on the Company’s balance sheet or statements of income.

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

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115’’ (‘‘SFAS No. 159’’). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year. The Company is considering whether to adopt SFAS No. 159.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 4 — TAXES

The Company’s effective tax rate approximates the combined federal and state statutory rate. The Company is incorporated in Delaware and accordingly is subject to franchise taxes. Included as part of general and administrative costs in the accompanying statement of income for the three months ended October 31, 2007 is Delaware franchise tax expense of $43,132.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 5 — COMMITMENTS

Administrative Services Agreement

The Company has agreed to pay an affiliate of two stockholders $7,500 per month commencing on May 31, 2007 (effective date of the Offering) for office, secretarial and administrative services. For the three months ended October 31, 2007 and 2006 and the period from September 9, 2005 (inception) through October 31, 2007, $22,500, $0 and $37,500 respectively for these services is included in general and administrative costs in the accompanying statements of income.

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

The Company has sold to HCFP a purchase option to purchase the Company’s Units (Note 6).

NOTE 6 — COMMON AND PREFERRED STOCK, WARRANTS AND UNDERWRITER PURCHASE OPTION

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

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

b. Warrants

In March 2006, the Company issued an aggregate of 4,075,000 Class W warrants and 4,075,000 Class Z warrants to its three existing warrant holders in exchange for the return and cancellation of the outstanding 8,150,000 warrants which were purchased in October 2005, for an aggregate $407,500, or $0.05 per warrant. On March 15, 2006, the Company sold and issued additional Class W warrants to purchase 700,000 shares of the Company’s common stock, and additional Class Z warrants to purchase 700,000 shares of the Company’s common stock, for an aggregate purchase price of $70,000, or $0.05 per warrant. On May 25, 2006, the Company sold and issued additional Class W warrants to purchase 6,925,000 shares of the Company’s common stock, and additional Class Z Warrants to purchase 6,925,000 shares of the Company’s common stock, to+ its existing warrant holders for an aggregate purchase price of $692,500 or $0.05 per warrant.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

NOTE 7 — NOTE PAYABLE

The Company has financed its Directors’ and Officers’ insurance policy for the amount of $199,350 (the ‘‘Payable’’) due to First Insurance Funding Corp of New York (secured by the uncovered premium of the policy).  The Payable bears interest at 7.2% per annum with payments commencing June 30, 2007 and continuing through March 31, 2009. The Company will pay 22 equal installments of principal and interest of $9,700. For the three months ended October 31, 2007 the Company recognized $1,916 of interest expense and at October 31, 2007, the note payable balance was $154,043.

NOTE 8 — SUBSEQUENT EVENT

In December 2007, $352,590 was transferred from the Trust account to pay federal and state income taxes.

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

The following discussion should be read in conjunction with the Company’s unaudited financial statements and footnotes thereto contained in this Quarterly Report filed on Form 10-Q and the Company’s audited financial statements and footnotes thereto for the period from inception (September 9, 2005) to July 31, 2007 included in the Company’s Form 10-K filed on October 10, 2007.

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

We completed our initial public offering (“IPO”) June 5, 2007. Our entire activity from inception through the consummation of our IPO was to prepare for and complete our IPO, and since the consummation of our IPO, our activity has been limited. We have not yet entered into any letters of intent, arrangements or agreements with any companies with respect to a business combination.

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

For a description of the proceeds generated in our IPO and a discussion of the use of such proceeds, we refer you to Notes 1 and 2 of the financial statements included in Item 1 of the Form 10-Q.

Results of Operations

Net income for the three months ended October 31, 2007 was $1,517,793, which consisted of interest income of the trust fund of $2,781,271 and interest income on cash and cash equivalents of $25,612 offset by operating costs of $142,144 which was comprised of professional fees of $48,824, $22,500 for a monthly administrative services agreement with an affiliate, $27,688 for directors and officers (“D&O”) insurance and $43,132 for Delaware franchise taxes.  The Company also incurred $1,916 of interest expense for the financing of the D&O insurance and a $1,145,030 provision for federal and state income taxes.

Net income for the three months ended October 31, 2006 was $8,237, which consisted of interest income on cash and cash equivalents of $15,402 offset by formation and operating costs of $2,116 which was comprised of general and administrative fees of $195 and professional fees of $1,921.  The Company also incurred $5,049 in provision for federal and state income taxes.

Net income  for the period from inception (September 9, 2005) to October 31, 2007 was $2,555,982 which consisted of interest income of the trust fund of $4,555,731 and interest income on cash and cash equivalents of $92,033 offset by formation and operating costs of $284,099 which was comprised of general and administrative fees of $13,429, professional fees of $108,351, $37,500 for a monthly administrative services agreement with an affiliate, $46,146 for directors and officers (“D&O”) insurance and $78,673 for Delaware franchise taxes.  The Company also incurred $3,193 of interest expense for the financing of the D&O insurance and a $1,804,490 provision for federal and state income taxes

Liquidity and Capital Resources

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

Our officers have purchased an aggregate of $6,000,000 of our securities, consisting of 6,250,000 shares purchased from us prior to the IPO for $1,550,000, and 5,975,000 warrants, purchased for $4,450,000 concurrent with the IPO.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a fund raising simultaneously with the consummation of a business combination.

Through October 31, 2007, $3,688,955 of interest income was released to the Company from the trust account of which $690,205 was used to pay federal and state income taxes.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Of the net offering proceeds placed into a trust account at Morgan Stanley maintained by Continental Stock Transfer & Trust Company, acting as trustee. The proceeds held in trust will only be invested in United States “government securities,” defined as any Treasury Bill issued within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. As of October 31, 2007, $3,145,314 of the proceeds not held in trust were being held in business checking and savings accounts with Comerica Bank and First State Bank. Thus, we are subject to market risk primarily through the effect of changes in interest rates.  The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us.

ITEM 4. CONTROLS AND PROCEDURES.

Our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures as of October 31, 2007, the end of the fiscal quarter covered in this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As of October 31, 2007 there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1A. RISK FACTORS.

Please see the information disclosed in the “Risk Factors” section of our Form 10-K for the year ended July 31, 2007 filed with the Securities and Exchange Commission on October 10, 2007.

 ITEM 6. EXHIBITS.

The Company hereby files as part of this quarterly report on Form 10-Q the Exhibits listed below.

31.1 - Section 302 Certification by Chief Executive Officer
31.2 - Section 302 Certification by Chief Financial Officer
32.1 - Section 906 Certification by Chief Executive Officer
32.2 - Section 906 Certification by Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONELEIGH PARTNERS ACQUISITION CORP.

Dated: December 14, 2007
	By:	/s/ Gary D. Engle
Gary D. Engle Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: December 14, 2007
	By:	/s/ James A. Coyne
James A. Coyne Chief Financial Officer and Vice Chairman (Principal Financial and Accounting Officer)