Form 10-Q
period 2008-01-31
STONELEIGH PARTNERS ACQUISITION CORP.
filed 2008-03-12
CIK 1345715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal quarter ended January 31, 2008

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

On March 12, 2008 there were 34,097,500 shares of Common Stock, par value $0.0001 outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	January 31, 2008	July 31, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$3,084,256	$1,035,420
Investments held in Trust (Notes 1 and 3)	221,513,514	221,416,629
Prepaid federal and state income taxes	246,097	--
Prepaid expenses	151,867	213,542
Total current assets	224,995,734	222,665,591

TOTAL ASSETS	$224,995,734	$222,665,591

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$102,119	$38,998
Federal and state income taxes payable	--	690,189
Note payable, current portion (Note 7)	108,736	108,736
Total current liabilities	210,855	837,923

LONG TERM LIABILITIES
Note payable, long term (Note 7)	18,124	72,492

COMMON STOCK SUBJECT TO POSSIBLE CONVERSION
(8,351,465 shares at conversion value) (Note 1)	67,371,091	66,427,592

COMMITMENTS (Note 5)	-	-

STOCKHOLDERS' EQUITY (Notes 2, and 6):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 issued and outstanding
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 25,746,035 shares issued and outstanding (excluding
8,351,465 shares subject to possible conversion)	2,575	2,575
Additional paid-in capital	153,343,321	154,286,820
Earnings accumulated in the development stage	4,049,768	1,038,189
TOTAL STOCKHOLDERS’ EQUITY	157,395,664	155,327,584

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$224,995,734	$222,665,591

The accompanying notes should be read in conjunction with the financial statements.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF INCOME

	For the three	For the three	For the six	For the six	From September 9,
	months ended	months ended	months ended	months ended	2005 (inception)
	January 31, 2008	January 31, 2007	January 31, 2008	January 31, 2007	to January 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating Expenses
General and administrative costs (Notes 4 and 5)	$139,818	$5,601	$281,962	$7,717	$388,377

Loss from operations	(139,818)	(5,601)	(281,962)	(7,717)	(388,377)

Other income (expense)
Interest income (Note 1)	2,498,209	11,920	5,305,092	27,322	7,145,973
Interest expense (Note 7)	(1,916)	-	(3,832)	-	(5,108)
Income before provision for income taxes	2,356,475	6,319	5,019,298	19,605	6,752,488

Provision for (benefit of) federal and
state income taxes (Note 4)	862,689	(2,401)	2,007,719	(7,450)	2,702,720
Net income for the period	$1,493,786	$3,918	$3,011,579	$12,155	$4,049,768

Accretion of Trust Fund relating to
common stock subject to possible conversion	(468,060)	-	(943,499)	-	(1,261,240)

Net income attributable to common stockholders	$1,025,726	$3,918	$2,068,080	$12,155	$2,788,528

Shares outstanding subject to possible conversion	8,351,465	-	8,351,465	-

Net income per share subject to possible
conversion, basic and diluted	$0.06	$-	$0.11	$-

Weighted average number of shares outstanding	25,746,035	6,250,000	25,746,035	6,250,000

Net income per share:
Basic and diluted	$0.04	$0.00	$0.08	$0.00

The accompanying notes should be read in conjunction with the financial statements.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
From September 9, 2005 (inception) to January 31, 2008

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
Issuance of common stock to initial stockholders
with an aggregate value of $1,550,000 in exchange
for the return and cancellation of 15,500,000
Class Z warrants and 15,500,000 Class W warrants
with an aggregate value of $1,550,000	6,249,900	625	(625)	-	-
Proceeds from sale of underwriter purchase option	-	-	100	-	100
Proceeds from issuance of insider warrants	-	-	4,450,000	-	4,450,000
Sale of 27,847,500 units through public
offering net of underwriter discount
offering expenses and excluding $66,109,851 of
proceeds allocable to 8,351,465 shares
of common stock subject to possible conversion	19,496,035	1,950	148,605,085	-	148,607,035
Accretion of trust fund relating to common stock
subject to possible conversion	-	-	(317,741)	-	(317.,741)
Net income for the year	-	-	-	1,040,419	1,040,419
Balance, July 31, 2007	25,746,035	$2,575	$154,286,820	$1,038,189	$155,327,584
Accretion of trust fund relating to common stock
subject to possible conversion (Unaudited)	-	-	(943,499)	-	(943,499)
Net income for the period (Unaudited)	-	-	-	3,011,579	3,011,579
Balance, January 31, 2008 (Unaudited)	25,746,035	$2,575	$153,343,321	$4,049,768	$157,395,664

The accompanying notes should be read in conjunction with the financial statements

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS

	For the six	For the six	From September 9,
	months ended	months ended	2005 (inception) to
	January 31, 2008	January 31, 2007	January 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING ACTIVITIES
Net income for the period	$3,011,579	$12,155	$4,049,768
Increase in investments held in trust fund	(96,885)	-	(1,073,864)
Adjustments to reconcile net income to net cash provided by
operating activities
Changes in:
Prepaid federal and state income taxes	(246,097)	-	(246,097)
Prepaid expenses	61,675	-	(60,939)
Accounts payable and accrued expenses	63,121	8,344	102,119
Federal and state income taxes payable	(690,189)	7,450	-
Net cash provided by operating activities	2,103,204	27,949	2,770,987

INVESTING ACTIVITIES
Purchase of investments held in Trust Fund	(5,146,523)	-	(446,905,917)
Maturities of investments held in Trust Fund	5,146,523	-	226,563,152
Net cash used in investing activities	-	-	(220,342,765)

FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholders	-	-	1
Proceeds from issuance of insider warrants in private placement	-	95,000	4,450,000
Proceeds from issuance of underwriter’s purchase option	-	-	100
Portion of net proceeds from sale of units through public offering
allocated to shares of common stock subject to possible conversion	-	-	66,109,851
Proceeds from issuance of warrants to security holders	-	-	1,550,000
Principal payment on notes	(54,368)	-	(72,491)
Payment of deferred registration costs	-	(28,637)	(260,594)
Net proceeds from sale of units through public offering
including the proceeds from underwriter over-allotment exercise	-	-	148,879,167
Net cash (used in) provided by financing activities	(54,368)	66,363	220,656,034

Net increase in cash and cash equivalents	2,048,836	94,312	3,084,256

Cash and Cash equivalents
Beginning of period	1,035,420	912,426	-
End of period	$3,084,256	$1,006,738	$3,084,256

Supplemental disclosure of non-cash financing activities
Fair value of underwriter purchase option included in offering costs	$-	$-	$4,372,000
Accretion relating to common stock subject to possible conversion	$943,499	$-	$1,261,240
Financed insurance	$126,860	$-	$199,350
Supplemental disclosure of cash flow information
Cash paid for interest	$3,832	$-	$5,108
Cash paid for taxes	$2,944,005	$-	$2,948,817
The accompanying notes should be read in conjunction with the financial statements.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 — DISCUSSION OF THE COMPANY’S ACTIVITIES

Organization and activities– Stoneleigh Partners Acquisition Corp. (the “Company”) was incorporated in Delaware on September 9, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business (a “Target Business”). All activities from inception (September 9, 2005) through January 31, 2008 relate to the Company’s formation and capital raising activities.

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

In Connection with the IPO, approximately $220.4 million (or approximately $7.91 per Unit) of the net proceeds of the Offering, the sale of the Insider Warrants (defined in Note 6) and the sale of common stock to the Initial Stockholders were initially held in the Trust Account and invested in permitted United States government securities and money market funds. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective acquisition targets or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. There may be released to the Company from the Trust Account (i) interest income earned on the Trust Account balance to pay any tax obligations of the Company, and (ii) up to an aggregate amount of $3,000,000 in interest earned on the Trust Account to fund expenses related to investigation and selection of a Target Business and the Company’s other working capital requirements. As of January 31, 2008, the Company has transferred $5,942,255 of interest income to its operating account of which $2,948,817 was used to pay federal and state income taxes (See Note 8).

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 — DISCUSSION OF THE COMPANY’S ACTIVITIES – (CONTINUED)

The Company, after signing a definitive agreement for a Business Combination, is obliged to submit such transaction for approval by a majority of the public stockholders of the Company. Stockholders that vote against such proposed Business Combination and exercise their conversion rights are, under certain conditions described below, entitled to convert their shares into a pro-rata distribution from the Trust Account (the “Conversion Right”).  The actual per share conversion price will be equal to the amount in the Trust Account (inclusive of any interest thereon), calculated as of two business days prior to the proposed Business Combination, divided by the number of shares sold in the Offering, or approximately $7.95 per share based on the value of the Trust Account as of January 31, 2008.  As a result of the Conversion Right, $67,371,091 (including accumulated accretion of $1,261,240) has been classified as common stock subject to possible conversion. The Initial Stockholders have agreed to vote their 6,250,000 founding shares of common stock in accordance with the manner in which the majority of the shares of common stock offered in the Offering are voted by the Company’s public stockholders (“Public Stockholders”) with respect to a Business Combination.

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

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements - The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the period from inception (September 9, 2005) to July 31, 2007 included in the Company’s Form 10-K filed on October 10, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and six months ended January 31, 2008 and January 31, 2007 and for the period from inception (September 9, 2005) to January 31, 2008 are not necessarily indicative of the results to be expected for any other interim period of any future year.

Cash and Cash Equivalents– Included in cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with original maturities of three months or less when purchased.

Investments held in trust- The Company’s restricted investment held in the Trust Fund at January 31, 2008 are invested in U.S. Government Institutional money market securities. The Company recognized interest income of $2,462,138 and $5,243,408 on investment held in trust for the three and six months ended January 31, 2008, respectively, and $0 for each of the three and six months ended January 31, 2007, and $7,017,869 for the period from inception (September 9, 2005) to January 31, 2008 which are included on the accompanying condensed statements of income.

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

Basic earnings  per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding for the period. In addition to the 100 shares purchased by the Initial Stockholders upon formation, the 6,249,900 shares of the Company’s common stock issued on April 4, 2007 (Note 6) and 19,496,035 shares issued in the Offering  have been  included to the weighted average common shares outstanding for the periods presented. Basic net income per share subject to possible conversion is calculated by dividing accretion of Trust Fund relating to common stock subject to possible conversion by 8,351,465 shares subject to possible conversion.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. No such securities were outstanding as of January 31, 2008 and since the effect of outstanding warrants to purchase common stock and the underwriters purchase option (“UPO”) is antidilutive, they have been excluded from the Company’s computation of diluted net income per share for the three and six months ending January 31, 2008.

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

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(CONTINUED)

Income Taxes– Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. As of January 31, 2008 and July 31, 2007, there were no temporary differences and therefore no deferred tax has been established.

New Accounting Pronouncements– In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS 141 (revised 2007), Business Combinations,(“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations, but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. In the event that the Company completes acquisitions subsequent to its adoption of SFAS 141 (R), the application of its provisions will likely have a material impact on the Company’s results of operations, although the Company is not currently able to estimate that impact.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively. The Company does not expect the adoption of SFAS 160 to have a material impact on its financial condition or results of operations.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 4 — TAXES

The Company’s effective tax rate approximates the combined federal and state statutory rate. The Company is incorporated in Delaware and accordingly is subject to franchise taxes. Included as part of general and administrative costs in the accompanying statement of operations for the three and six months ended January 31, 2008 is Delaware franchise tax expense of $43,605 and $86,737, respectively, and $0 for each of the three and six months ended January 31, 2007, and $86,797 for the period from September 9, 2005 (inception) through January 31, 2008.  Provision for income taxes are as follows:

	For the three	From the six	From September 9,
	months ended	months ended	2005 (inception)
Current:	January 31, 2008	January 31, 2008	to January 31, 2008
Federal	$634,330	$1,806,947	$1,930,514
State	228,359	200,772	772,206
	$862,689	$2,007,719	$2,702,720

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 5 — COMMITMENTS

Administrative Services Agreement

The Company has agreed to pay an affiliate of two stockholders $7,500 per month commencing on May 31, 2007 (effective date of the Offering) for office, secretarial and administrative services. For the three and six months ended January 31, 2008 and the period from September 9, 2005 (inception) through January 31, 2008, $22,500, $45,000 and $60,000, respectively, for these services is included in general and administrative costs in the accompanying condensed statements of income.

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

The Company has sold to HCFP a purchase option to purchase the Company’s Units (Note 6),

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

NOTE 6 — COMMON AND PREFERRED STOCK, WARRANTS AND UNDERWRITER PURCHASE OPTION-(CONTINUED)

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

NOTE 7 — NOTE PAYABLE

The Company has financed its Directors’ and Officers’ insurance policy for the amount of $199,350 (the ‘‘Payable’’) due to First Insurance Funding Corp of New York (secured by the uncovered premium of the policy).  The Payable bears interest at 7.2% per annum with payments commencing June 30, 2007 and continuing through March 31, 2009. The Company will pay 22 equal installments of principal and interest of $9,700. For the three and six months ended January 31, 2008 the Company recognized $1,916 and $3,832 respectively of interest expense and at January 31, 2008, the note payable balance was $126,860.

NOTE 8 — SUBSEQUENT EVENT

In February 2008, $107,421 was transferred from the Trust account to pay federal and state income taxes.

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

The following discussion should be read in conjunction with the Company’s unaudited financial statements and footnotes thereto contained in this Quarterly Report filed on Form 10-Q, and the Company’s audited financial statements and footnotes thereto for the period from inception (September 9, 2005) to July 31, 2007 included in the Company’s Form 10-K filed on October 10, 2007.

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

The following discussion should be read in conjunction with our financials statement and footnotes thereto contained in this report.

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

Results of Operations

Net income for the three months ended January 31, 2008 and January 31, 2007 was $1,493,786 and $3,918, respectively, which consisted of interest income on the trust fund of $2,462,138 and $0 and interest income on cash and cash equivalents of $36,071 and $11,920 respectively. Income before provision for income taxes was offset by operating costs of $139,818 and $5,601 which was comprised of professional fees of $39,714 and $2,000 and a monthly administrative services agreement with an affiliate of $22,500 and $0.  The Company also incurred $27,687 and $0 for directors and officers (“D&O”) insurance and $43,605 and $0 for Delaware franchise taxes for the three months ended January 31, 2008 and January 31, 2007, respectively, and $6,312 and $3,601 for miscellaneous expenses, respectively.  The Company incurred $1,916 and $0 of interest expense for the financing of the D&O insurance and a $862,689 and ($2,401) provision (benefit) for federal and state income taxes.

Net income for the six months ended January 31, 2008 and January 31, 2007 was $3,011,579 and $12,155, which consisted of interest income on the trust fund of $5,243,408 and $0 and interest income on cash and cash equivalents of $61,684 and $27,322 respectively. Income before provision for income taxes was offset by operating costs of $281,962 and $7,717 which was comprised of professional fees of $93,026 and $3,922 and a monthly administrative services agreement with an affiliate of $45,000 and $0.  The Company also incurred $55,375 and $0 for D&O insurance and $86,737 and $0 for Delaware franchise taxes and $1,824 and $3,795 for miscellaneous expenses for the six months ended January 31, 2008 and January 31, 2007 respectively.  The Company incurred $3,832 and $0 of interest expense for the financing of the D&O insurance and a $2,007,719 and ($7,450) provision (benefit) for federal and state income taxes.

Net income  for the period from inception (September 9, 2005) to January 31,  2008 was $4,049,768 which consisted of interest income of the trust fund of $7,017,869 and interest income on cash and cash equivalents of $128,104 offset by formation and operating costs of $388,377 which was comprised of general and administrative fees of $19,681, professional fees of $148,066, $60,000 for a monthly administrative services agreement with an affiliate, $73,833 for D&O insurance and $86,797 for Delaware franchise taxes.  The Company also incurred $5,108 of interest expense for the financing of the D&O insurance and a $2,702,720 provision for federal and state income taxes

Liquidity and Capital Resources

Of the gross proceeds from our IPO, including the exercise of an over allotment option on June 12, 2007: (i) we deposited approximately $220.4 million  into a trust account at Morgan Stanley, maintained by Continental Stock Transfer & Trust Company, as trustee, which amount included  $4,450,000 that we received from the sale of warrants to the Initial Stockholders in a private placement on June 5, 2007; (ii) the underwriters received $7,240,350 as underwriting discount; (iii) we retained $300,000 for our use outside of  the trust account; and (iv) we used $872,679 for offering expenses.

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

We believe that the working capital available to us, in addition to the funds available to us outside of the trust account will be sufficient to allow us to operate until May 31, 2009, assuming that a business combination is not consummated during that time. Over this time, we have estimated that up to $3,300,000 of working capital and reserves shall be allocated as follows: $800,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination; up to $180,000 for the administrative fee payable to PLM International Inc. ($7,500 per month for 24 months), an affiliated third party; $100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations; and $2,220,000 for general working capital that can be used for fairness opinions in connection with our acquisition plans, director and officer liability insurance premiums, and other miscellaneous expenses and reserves. As of January 31, 2008, we had $3,084,256 of cash and cash equivalents available for our use outside of the trust account.

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

Through January 31, 2008, $5,942,255 of interest income was released to the Company from the trust account of which $2,948,817 was used to pay federal and state income taxes.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Of the net offering proceeds placed into a trust account at Morgan Stanley maintained by Continental Stock Transfer & Trust Company, acting as trustee. The proceeds held in trust will only be invested in United States “government securities,” defined as any Treasury Bill issued within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. As of January 31, 2008, $3,084,256 proceeds not held in trust were being held in a business checking and savings accounts with Comerica Bank and First State Bank. Thus, we are subject to market risk primarily through the effect of changes in interest rates.  The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us. The Company may maintain deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

ITEM 4. CONTROLS AND PROCEDURES.

Our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures as of January 31, 2008, the end of the fiscal quarter covered in this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As of January 31, 2008, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1A. RISK FACTORS.

Please see the information disclosed in the “Risk Factors” section of our Form 10-K for the year ended July 31, 2007 filed with the Securities and Exchange Commission on October 10, 2007.

ITEM 6. EXHIBITS.

The Company hereby files as part of this quarterly report on Form 10-Q the Exhibits listed below

31.1 - Section 302 Certification by CEO
31.2 - Section 302 Certification by CFO
32.1 - Section 906 Certification by CEO
32.2 - Section 906 Certification by CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONELEIGH PARTNERS ACQUISITION CORP.

Dated: March 12, 2008
	By:	/s/ Gary D. Engle
Gary D. Engle Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: March 12, 2008
	By:	/s/ James A. Coyne
James A. Coyne Chief Financial Officer and Vice Chairman (Principal Financial and Accounting Officer)