Form 10-Q
period 2008-04-30
STONELEIGH PARTNERS ACQUISITION CORP.
filed 2008-06-11
CIK 1345715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2008

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
YES  [ X ]     NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of and “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  [  ]     Accelerated filer  [  ]     Non- accelerated filer [X]
Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)      Yes [X]  No [   ]

As of June 10, 2008 there were 34,097,500 shares of Common Stock, par value $0.0001 outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)
CONDENSED BALANCE SHEETS

	April 30, 2008	July 31, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$2,970,397	$1,035,420
Investments held in Trust (Notes 1 and 3)	222,340,746	221,416,629
Prepaid federal and state income taxes	373,238	-
Prepaid expenses	152,616	213,542
Total current assets	225,836,997	222,665,591

TOTAL ASSETS	$225,836,997	$222,665,591

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$51,487	$38,998
Federal and state income taxes payable	-	690,189
Note payable, current portion (Note 7)	99,675	108,736
Total current liabilities	151,162	837,923

LONG TERM LIABILITIES
Note payable, long term (Note 7)	-	72,492

COMMON STOCK SUBJECT TO POSSIBLE CONVERSION
(8,351,465 shares at conversion value) (Note 1)	67,668,829	66,427,592

COMMITMENTS (Note 5)	-	-

STOCKHOLDERS' EQUITY (Notes 2 and 6):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 issued and outstanding
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 25,746,035 shares issued and outstanding (excluding
8,351,465 shares subject to possible conversion)	2,575	2,575
Additional paid-in capital	153,045,583	154,286,820
Earnings accumulated in the development stage	4,968,848	1,038,189
TOTAL STOCKHOLDERS’ EQUITY	158,017,006	155,327,584

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$225,836,997	$222,665,591

The accompanying notes should be read in conjunction with the financial statements.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF INCOME

	For the three	For the three	For the nine	For the nine	From September 9,
	months ended	months ended	months ended	months ended	2005 (inception) to
	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007	April 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating Expenses
General and administrative costs (Notes 4 and 5)	$160,406	$3,824	$442,368	$11,541	$548,783

Loss from operations	(160,406)	(3,824)	(442,368)	(11,541)	(548,783)

Other income (expense)
Interest income (Note 1)	1,674,261	15,755	6,979,353	43,077	8,820,234
Interest expense (Note 7)	(1,916)	-	(5,748)	-	(7,024)
Income before provision for income taxes	1,511,939	11,931	6,531,237	31,536	8,264,427

Provision for federal and
state income taxes (Note 4)	592,859	4,534	2,600,578	11,984	3,295,579
Net income for the period	$919,080	$7,397	$3,930,659	$19,552	$4,968,848

Accretion of Trust Fund relating to
common stock subject to possible conversion	(297,738)	-	(1,241,237)	-	(1,558,978)

Net income attributable to common stockholders	$621,342	$7,397	$2,689,422	$19,552	$3,409,870

Shares outstanding subject to possible conversion	8,351,465	-	8,351,465	-

Net income per share subject to possible
conversion, basic and diluted	$0.04	$-	$0.15	$-

Weighted average number of shares outstanding	25,746,035	6,250,000	25,746,035	6,250,000

Net income per share:
Basic and diluted	$0.02	$0.00	$0.10	$0.00

                   The accompanying notes should be read in conjunction with the financial statements.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
From September 9, 2005 (inception) to April 30, 2008

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
Sale of 27,847,500 units through public
offering net of underwriter discount
offering expenses and excluding $66,109,851 of
proceeds allocable to 8,351,465 shares
of common stock subject to possible conversion	19,496,035	1,950	148,605,085	-	148,607,035
Accretion of trust fund relating to common stock
subject to possible conversion	-	-	(317,741)	-	(317.,741)
Net income for the year	-	-	-	1,040,419	1,040,419
Balance, July 31, 2007	25,746,035	$2,575	$154,286,820	$1,038,189	$155,327,584
Accretion of trust fund relating to common stock
subject to possible conversion (Unaudited)	-	-	(1,241,237)	-	(1,241,237)
Net income for the period (Unaudited)	-	-	-	3,930,659	3,930,659
Balance, April 30, 2008 (Unaudited)	25,746,035	$2,575	$153,045,583	$4,968,848	$158,017,006

The accompanying notes should be read in conjunction with the financial statements.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS

	For the nine	For the nine	From September 9,
	months ended	months ended	2005 (inception) to
	April 30, 2008	April 30, 2007	April 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING ACTIVITIES
Net income for the period	$3,930,659	$19,552	$4,968,848
Increase in investments held in trust fund	(924,117)	-	(1,901,096)
Adjustments to reconcile net income to net cash provided by
operating activities
Changes in:
Prepaid federal and state income taxes	(373,238)	-	(373,238)
Prepaid expenses	60,926	-	35,197
Accounts payable and accrued expenses	12,489	2,500	51,487
Federal and state income taxes payable	(690,189)	11,031	-
Net cash provided by operating activities	2,016,530	33,083	2,781,198

INVESTING ACTIVITIES
Purchase of investments held in Trust Fund	(5,973,944)	-	(447,830,223)
Maturities of investments held in Trust Fund	5,973,944	-	227,390,573
Net cash used in investing activities	-	-	(220,439,650)

FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholders	-	-	1
Proceeds from issuance of insider warrants in private placement	-	380,000	4,450,000
Proceeds from issuance of underwriter’s purchase option	-	-	100
Portion of net proceeds from sale of units through public offering
allocated to shares of common stock subject to possible conversion	-	-	66,109,851
Proceeds from issuance of warrants to security holders	-	-	1,550,000
Principal payment on notes	(81,553)	-	(99,676)
Payment of deferred registration costs	-	(153,537)	(260,594)
Net proceeds from sale of units through public offering
including the proceeds from underwriter over-allotment exercise	-	-	148,879,167
Net cash (used in) provided by financing activities	(81,553)	226,463	220,628,849

Net increase in cash and cash equivalents	1,934,977	259,546	2,970,397

Cash and Cash equivalents
Beginning of period	1,035,420	912,426	-
End of period	$2,970,397	$1,171,972	$2,970,397

Supplemental disclosure of non-cash financing activities
Fair value of underwriter purchase option included in offering costs	$-	$-	$4,372,000
Accretion relating to common stock subject to possible conversion	$1,241,237	$-	$1,558,978
Financed insurance	$99,675	$-	$199,350
Supplemental disclosure of cash flow information
Cash paid for interest	$5,748	$-	$7,024
Cash paid for income taxes	$3,664,005	$953	$3,668,817

The accompanying notes should be read in conjunction with the financial statements.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 — DISCUSSION OF THE COMPANY’S ACTIVITIES

Organization and activities – Stoneleigh Partners Acquisition Corp. (the “Company”) was incorporated in Delaware on September 9, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business (a “Target Business”). All activities from inception (September 9, 2005) through April 30, 2008 relate to the Company’s formation and capital raising activities.

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

The Company’s management intends to apply substantially all of the net proceeds of the Offering toward consummating a Business Combination (as defined in the Company’s Certificate of Incorporation). The initial Target Business must have a fair market value equal to at least 80% of the Company’s net assets at the time of such acquisition. However, there is no assurance that the Company will be able to effect a Business Combination successfully.

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

In connection with the IPO, approximately $220.4 million (or approximately $7.91 per Unit) of the net proceeds of the Offering, the sale of the Insider Warrants (defined in Note 6) and the sale of common stock to the Initial Stockholders were initially held in the Trust Account and invested in permitted United States government securities and money market funds. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective acquisition targets or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. There may be released to the Company from the Trust Account (i) interest income earned on the Trust Account balance to pay any tax obligations of the Company, and (ii) up to an aggregate amount of $3,000,000 in interest earned on the Trust Account to fund expenses related to investigation and selection of a Target Business and the Company’s other working capital requirements. As of April 30, 2008, the Company has transferred $6,769,675 of interest income to its operating account of which $3,776,237 was used to pay income and franchise taxes.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 — DISCUSSION OF THE COMPANY’S ACTIVITIES – (CONTINUED)

The Company, after signing a definitive agreement for a Business Combination, is obligated to submit such transaction for approval by a majority of the public stockholders of the Company. Stockholders that vote against such proposed Business Combination and exercise their conversion rights are, under certain conditions described below, entitled to convert their shares into a pro-rata distribution from the Trust Account (the “Conversion Right”).  The actual per share conversion price will be equal to the amount in the Trust Account (inclusive of interest thereon other than (i) up to $3.0 million distributed to the Company for working capital and (ii) amounts necessary to pay any of the Company’s tax obligations), calculated as of two business days prior to the proposed Business Combination, divided by the number of shares sold in the Offering, or approximately $7.98 per share based on the value of the Trust Account as of April 30, 2008.  As a result of the Conversion Right, $67,668,829 (including accumulated accretion of $1,558,978) has been classified as common stock subject to possible conversion. The Initial Stockholders have agreed to vote their 6,250,000 founding shares of common stock in accordance with the manner in which the majority of the shares of common stock offered in the Offering are voted by the Company’s public stockholders (“Public Stockholders”) with respect to a Business Combination.

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

 NOTE 2 — OFFERING AND PRIVATE PLACEMENT OF INSIDER WARRANTS

 In the Offering, effective May 31, 2007 (closed on June 5, 2007), the Company sold to the public 25,000,000 units (the “Units” or a “Unit”) at a price of $8.00 per Unit. Net proceeds from the Offering totaled approximately $193.2 million, which was net of approximately $6.5 million in underwriting fees and other expenses paid at closing. Each unit consists of one share of the Company’s common stock and one warrant (a “Warrant”). The Company sold to HCFB/Brenner Securities LLC (“HCFP” or “Representative”), the Representative of the underwriters in the Offering, a purchase option to purchase up to a total of 1,250,000 additional Units (Note 6). The Company also granted to the Representative a 45-day option to purchase up to 3,750,000 Units solely to cover over allotments.

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

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements - The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the period from inception (September 9, 2005) to July 31, 2007 included in the Company’s Form 10-K filed on October 10, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and nine months ended April 30, 2008 and April 30, 2007 and for the period from inception (September 9, 2005) to April 30, 2008 are not necessarily indicative of the results to be expected for any other interim period of any future year.

Cash and Cash Equivalents – Included in cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with original maturities of three months or less when purchased.

Investments held in trust- The Company’s restricted investment held in the Trust Account at April 30, 2008 are invested in U.S. Government Institutional money market securities. The Company recognized interest income of $1,654,653 and $6,898,061 on investment held in trust for the three and nine months ended April 30, 2008, respectively, and $0 for each of the three and nine months ended April 30, 2007, and $8,672,522 for the period from inception (September 9, 2005) to April 30, 2008 which are included on the accompanying condensed statements of income.

Concentration of Credit Risk – Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and investments held in trust.  The Company may maintain deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Net Income Per Share – Net income per share is computed based on the weighted average number of shares of common stock outstanding.

Basic earnings  per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding for the period. In addition to the 100 shares purchased by the Initial Stockholders upon formation, the 6,249,900 shares of the Company’s common stock issued on April 4, 2007 (Note 6) and 19,496,035 shares issued in the Offering have been included in the weighted average common shares outstanding for the periods presented. Basic net income per share subject to possible conversion is calculated by dividing accretion of Trust Account relating to common stock subject to possible conversion by 8,351,465 shares subject to possible conversion.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. No such securities were outstanding as of April 30, 2008 and since the effect of outstanding warrants to purchase common stock and the underwriters purchase option (“UPO”) is antidilutive, they have been excluded from the Company’s computation of diluted net income per share for the three and nine months ending April 30, 2008.

Use of Estimates – The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(CONTINUED)

Income Taxes – Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. As of April 30, 2008 and July 31, 2007, there were no temporary differences and therefore no deferred tax has been established.

New Accounting Pronouncements – In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 141 (revised 2007), Business Combinations,(“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations, but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. In the event that the Company completes acquisitions subsequent to its adoption of SFAS 141 (R), the application of its provisions will likely have a material impact on the Company’s results of operations, although the Company is not currently able to estimate that impact.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires that once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively. The Company does not expect the adoption of SFAS 160 to have a material impact on its financial condition or results of operations.

 The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 4 — TAXES

The Company’s effective tax rate approximates the combined federal and state statutory rate. The Company is incorporated in Delaware and accordingly is subject to franchise taxes. Included as part of general and administrative costs in the accompanying statement of operations for the three and nine months ended April 30, 2008 is Delaware franchise tax expense of $63,927 and $150,664, respectively, and $0 for each of the three and nine months ended April 30, 2007, and $150,724 for the period from September 9, 2005 (inception) through April 30, 2008. Provision for income taxes is as follows:

	For the three	From the nine	From September 9,
	months ended	months ended	2005 (inception) to
	April 30, 2008	April 30, 2008	April 30, 2008
Federal	$533,573	$2,340,520	$2,464,087
State	59,286	260,058	831,492
	$592,859	$2,600,578	$3,295,579

NOTE 5 — COMMITMENTS

Administrative Services Agreement

The Company has agreed to pay an affiliate of two stockholders $7,500 per month commencing on May 31, 2007 (effective date of the Offering) for office, secretarial and administrative services. For the three and nine months ended April 30, 2008 and the period from September 9, 2005 (inception) through April 30, 2008, $22,500, $67,500 and $82,500, respectively, for these services is included in general and administrative costs in the accompanying condensed statements of income.

Underwriting Agreement

In connection with the Offering, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with HCFP/Brenner Securities LLC (“HCFP”), the representative of the underwriters in the Offering.

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

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 6 — COMMON AND PREFERRED STOCK, WARRANTS AND UNDERWRITER PURCHASE OPTION

Insider Purchase Commitment

The Company’s Chairman and Chief Executive Officer, the Company’s Vice Chairman and Chief Financial Officer, a director, and one of the Company’s Senior Advisors, have entered into an agreement with HCFP which is intended to comply with Rule 10b5-1 under the Exchange Act, pursuant to which such individuals, or entities such individuals control, will place limit orders for an aggregate of $15 million of the Company’s Units commencing 30 calendar days after the Company files a preliminary proxy statement seeking approval of the holders of common stock for a Business Combination and ending 30 days thereafter. Each of these individuals has agreed that he will not sell or transfer any Units purchased by him pursuant to this agreement (or any of the securities included in such units) until the completion of a Business Combination or the Company’s liquidation. It is intended that these purchases will comply with Rule 10b-18 under the Exchange Act. These purchases will be made at a price not to exceed $8.65 per unit and will be made by HCFP or another broker dealer mutually agreed upon by such individuals and HCFP in such amounts and at such times as HCFP or such other broker dealer may determine, in its sole discretion, so long as the purchase price does not exceed the above-referenced per unit purchase price.

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

On April 4, 2007, 15,500,000 Class W Warrants and 15,500,000 Class Z Warrants with an aggregate value of $1,550,000 were returned by the warrant holders and cancelled by the Company. In exchange for the return of the Class W Warrants and Class Z Warrants, the Company issued 6,249,900 shares of the Company’s common stock with an aggregate value of $1,550,000 to such individuals.

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

As the proceeds from the exercise of the Insider Warrants will not be received until after the completion of a Business Combination, the expected proceeds from exercise will not have any effect on the Company’s financial condition or results of operations prior to a Business Combination.

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

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 6 — COMMON STOCK, WARRANTS AND UNDERWRITER PURCHASE OPTION – (CONTINUED)

The Company is required to use its best efforts to cause a registration statement covering the Insider Warrants and the Public Warrants to be declared effective and, once effective, the Company will use its best efforts to maintain its effectiveness. Accordingly, the Company’s obligation is merely to use its best efforts in connection with the registration rights agreement and upon exercise of the Warrants.   The Company may satisfy its obligation under the registration rights agreement by delivering unregistered shares of common stock. If a registration statement is not effective at the time a Public Warrant is exercised, the Company will not be obligated to deliver registered shares of common stock, and there are no contracted penalties for its failure to do so.  Consequently, the Public Warrants may expire worthless.

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

NOTE 7 — NOTE PAYABLE

The Company has financed its Directors’ and Officers’ insurance policy for the amount of $199,350 (the ‘‘Payable’’) due to First Insurance Funding Corp. of New York (secured by the uncovered premium of the policy).  The Payable bears interest at 7.2% per annum. Payments of $9,700 commenced June 30, 2007 and will continue through March 31, 2009. For the three and nine months ended April 30, 2008, the Company recognized $1,916 and $5,748, respectively, of interest expense and at April 30, 2008, the Payable balance was $99,675.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion should be read in conjunction with our unaudited condensed financial statements and footnotes thereto contained in this Quarterly Report filed on Form 10-Q, and our audited financial statements and footnotes thereto for the period from inception (September 9, 2005) to July 31, 2007 included in our Form 10-K filed on October 10, 2007.

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

We completed our initial public offering (“IPO”) on June 5, 2007. Our entire activity from inception through the consummation of our IPO was to prepare for and complete our IPO, and since the consummation of our IPO, our activity has been limited to identifying and evaluating targets for a business combination. We have not yet entered into any letters of intent, arrangements or agreements with any companies with respect to a business combination.

We are currently continuing the process of identifying and evaluating targets for a business combination. We are not presently engaged in, and will not engage in, any substantive commercial business until we consummate a business combination. We intend to utilize cash derived from the proceeds of our IPO, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

For a description of the proceeds generated in our IPO and a discussion of the use of such proceeds, we refer you to Notes 1 and 2 of the financial statements included in Item 1 of this report.

Results of Operations

Net income for the three months ended April 30, 2008 and April 30, 2007 was $919,080 and $7,397, respectively, which consisted of interest income on the trust account of $1,654,653 and $0 and interest income on cash and cash equivalents of $19,608 and $15,755, respectively. Income before provision for income taxes was offset by operating costs of $160,406 and $3,824 which was comprised of professional fees of $34,158 and $3,000, filing fees of $3,137 and $0 and a monthly administrative services payment to an affiliate of $22,500 and $0.  We also incurred $27,688 and $0 for directors and officers (“D&O”) insurance and $63,927 and $0 for Delaware franchise taxes for the three months ended April 30, 2008 and April 30, 2007, respectively, and $8,996 and $824 for miscellaneous expenses, respectively.  We incurred $1,916 and $0 of interest expense for the financing of our director and officer  insurance (“D&O Insurance”) and a $592,859 and $4,534 provision for federal and state income taxes.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

Net income for the nine months ended April 30, 2008 and April 30, 2007 was $3,930,659 and $19,552, respectively, which consisted of interest income on the trust account of $6,898,061 and $0 and interest income on cash and cash equivalents of $81,291 and $43,077, respectively. Income before provision for income taxes was offset by operating costs of $442,368 and $11,541 which was comprised of professional fees of $127,184 and $6,922, filing fees of $4,440 and $0 and a monthly administrative services payment to an affiliate of $67,500 and $0, respectively.  We also incurred $83,063 and $0 for D&O Insurance and $150,664 and $0 for Delaware franchise taxes and $9,517 and $0 for miscellaneous expenses for the nine months ended April 30, 2008 and April 30, 2007 respectively.  The Company incurred $5,747 and $0 of interest expense for the financing of the D&O Insurance and a $2,600,578 and $11,984 provision for federal and state income taxes.

Net income  for the period from inception (September 9, 2005) to April 30, 2008 was $4,968,848 which consisted of interest income of the trust account of $8,672,522 and interest income on cash and cash equivalents of $147,712 offset by formation and operating costs of $548,783 which was comprised of professional fees of $182,224, filing fees of $5,373 and $82,500 for a monthly administrative services payment to an affiliate, $101,521 for D&O Insurance and $150,724 for Delaware franchise taxes and $26,442 for miscellaneous expenses.  We also incurred $7,024 of interest expense for the financing of the D&O Insurance and a $3,295,579 provision for federal and state income taxes.

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

We believe that the working capital available to us, in addition to the funds available to us outside of the trust account will be sufficient to allow us to operate until May 31, 2009, assuming that a business combination is not consummated during that time. We have estimated that up to $3,300,000 of working capital and reserves shall be allocated as follows for our operating expenses through May 31, 2009: $800,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations and structuring and negotiating a business combination; up to $180,000 for the administrative fee payable to PLM International Inc. ($7,500 per month for 24 months), an affiliated third party; $100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations; and $2,220,000 for general working capital that can be used for fairness opinions in connection with our acquisition plans, director and officer liability insurance premiums, and other miscellaneous expenses and reserves. As of April 30, 2008, we had $2,970,397 of cash and cash equivalents available for our use outside of the trust account.

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

Through April 30, 2008, $6,769,675 of interest income was released to the Company from the trust account of which $3,776,237 was used to pay income and franchise taxes.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. The net offering proceeds were placed into a trust account at Morgan Stanley maintained by Continental Stock Transfer & Trust Company, acting as trustee. The proceeds held in trust will only be invested in United States “government securities,” defined as any Treasury Bill issued within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. As of April 30, 2008, $2,970,397 proceeds not held in trust were being held business checking and savings accounts with Comerica Bank and First State Bank. Thus, we are subject to market risk primarily through the effect of changes in interest rates.  The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us. We may maintain deposits in federally insured financial institutions in excess of federally insured limits. However, management believes we are not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

ITEM 4. CONTROLS AND PROCEDURES.

Our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures as of April 30, 2008, the end of the fiscal quarter covered in this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As of April 30, 2008, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1A. RISK FACTORS.

Please see the information disclosed in the “Risk Factors” section of our Form 10-K for the year ended July 31, 2007 filed with the Securities and Exchange Commission on October 10, 2007.

ITEM 6. EXHIBITS.

The Company hereby files as part of this quarterly report on Form 10-Q the Exhibits listed below:

31.1 - Section 302 Certification by CEO
31.2 - Section 302 Certification by CFO
32.1 - Section 906 Certification by CEO
32.2 - Section 906 Certification by CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONELEIGH PARTNERS ACQUISITION CORP.

Dated: June 11, 2008
	By:	/s/ Gary D. Engle
Gary D. Engle Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: June 11, 2008
	By:	/s/ James A. Coyne
James A. Coyne Chief Financial Officer and Vice Chairman (Principal Financial and Accounting Officer)