Form 10-K
period 2008-07-31
STONELEIGH PARTNERS ACQUISITION CORP.
filed 2008-10-06
CIK 1345715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended July 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ X ]	Non-Accelerated Filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X] No [ ]

As of January 31, 2008, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $213,230,234.80, based on a closing price of $7.54 at January 31, 2008.

The number of outstanding shares of the registrant’s Common Stock, $.0001 par value, as of October 3, 2008 was 34,097,500.

STONELEIGH PARTNERS ACQUISITION CORP.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JULY 31, 2008
INDEX

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	35

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	36

PART IV	37

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K	37

1. Financial Statements	37

2. Exhibits	37

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

AVAILABLE INFORMATION

This report may be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or at  www.sec.gov .. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

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

On June 5, 2007, we consummated our initial public offering of 25,000,000 units.  Each unit consists of one share of common stock, $.0001 par value per share and one warrant to purchase one share of common stock.  The units were sold at an offering price of $8.00 per unit.  On June 12, 2007, we consummated the closing of an additional 2,847,500 units.  Our initial public offering generated gross proceeds of $222,780,000.  After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the initial public offering were approximately $220.7 million of which $220,439,650 was deposited into the trust account and the remaining proceeds (approximately $300,000) became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through July 31, 2008, net cash used to pay formation and operating costs was $767,698.  The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. Of the interest earned to date, $7,218,294 has been distributed to us of which $4,242,303 was used to pay income and franchise taxes in accordance with the terms of our investment management trust agreement.  As of July 31, 2008, there was $223,183,301 held in the trust fund.

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

We have not identified a target business or target industry.

Although we initially focused on businesses having a majority of their assets, based on either a historical balance sheet valuation or a fair market valuation, represented by real estate or other physical assets, or which utilize these types of assets to derive at least a majority of their revenue, we are not required to limit our search to any target business or target industry for a business combination.

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

Sources of target businesses

We believe that there are numerous acquisition candidates for us to target. We have generated a list of potential target opportunities from a host of different sources. We continue to add potential target opportunities to this list.  We have examined the candidates comprising the list of potential business combinations through analysis of available information and general due diligence to identify inefficiencies or high cost structures within such enterprises. We plan to narrow our search for potential target opportunities through this due diligence process, focusing on what we determine are the most promising businesses that can most readily benefit from efforts to improve operating efficiencies and cost structures. We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls, meetings or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read our public filings and reports and know the types of businesses we are targeting. Our initial stockholders, including our officers and directors, and their affiliates may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. A professional firm that specializes in business acquisitions may bring to our attention a potential business combination, in which event we may pay a finder’s fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will any of our initial stockholders, including our officers, directors, or senior advisors or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for services they render in order to effectuate, the consummation of a business combination. If we determine to enter into a business combination with a target business that is affiliated with our initial stockholders, officers, directors or senior advisors or their affiliates, we would do so only if we obtained an opinion from an independent investment banking firm indicating that the business combination is fair to our unaffiliated stockholders from a financial point of view.

Selection of a target business and structuring of a business combination

Subject to the requirement that our initial business combination must be with a target business,  or  of a  controlling  interest (but not less than a majority of the voting interest) therein,  that has a fair market value that is equal to at least 80% of our net assets at the time of such acquisition, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses, though our focus is on middle market companies with significant real estate or other physical assets. Moreover, there is no limitation on our ability to raise additional funds through the sale of our securities or through loan transactions that would, if we were successful in raising such funds, enable us to acquire a target company, or controlling interest (but not less than a majority of the voting interest) therein, with a fair market value significantly in excess of 80% of our net assets.

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

The above criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination is based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we conduct an extensive due diligence review which encompasses, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information made available to us. This due diligence review is conducted either by our management or by unaffiliated third parties we may engage. To date, we have not engaged third parties to conduct our due diligence and we have no current intent to engage any such third parties. We also seek to have all prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust. If any prospective target business refuses to execute such agreement, it is unlikely we would continue negotiations with such target business.

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

Fair market value of target business

The initial target business, or controlling interest (but not less than a majority of the voting interest) therein, that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition, although we may acquire a target business whose fair market value significantly exceeds 80% of our net assets. We can also satisfy the requirement that the business combination have a fair market value at least equal to 80% of our net assets in a business combination where we acquire less than a 100% interest in the target business, provided that the fair market value of the interest in such business or businesses is at least equal to 80% of our net assets at the time of such acquisition. We may pay an amount in excess of the proceeds of the trust fund to acquire a target business. Therefore, we may seek to raise additional funds through the sale of our securities or through loan arrangements if such funds are required to consummate such a business combination, although we have not engaged or retained, had any discussions with, or entered into any agreements with, any third party regarding any such potential financing transactions. If we were to seek such additional funds, any such arrangement would only be consummated simultaneously with our consummation of a business combination. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to determine independently that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm that is a member of the Financial Industry Regulating Authority with respect to the satisfaction of such criteria. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of net assets threshold, it is not anticipated that copies of such opinion would be distributed to our stockholders, although copies will be provided to stockholders who request it. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business has sufficient fair market value.

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

Limited ability to evaluate the target business’ management

Although we scrutinize closely the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company intending to embark on a program of business development. Furthermore, because there are many factors which can influence the decision of each member of management’s decision whether to remain with us following a business combination, some of which may be personal to each individual and therefore cannot be anticipated by us, the future role of our officers and directors, if any, in the target business cannot presently be stated with any certainty. Although we expect Messrs. Engle and Coyne, our executive officers, to remain with us in senior management or advisory positions following a business combination, it is possible that some of them will not devote their full efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to our company after the consummation of the business combination. While the personal and financial interests of such individuals may cause them to have a conflict of interest in determining whether a potential business combination is most appropriate for us and influence their motivation in identifying and selecting a target business, the ability of such individuals to remain with our company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

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

In connection with the vote required for any business combination, all of our initial stockholders, including all of our officers, directors and senior advisors, have agreed to vote their respective initial shares in accordance with the majority of the shares of common stock voted by the public stockholders.  This voting arrangement shall not apply to shares included in units purchased following our initial public offering in the aftermarket by any of our initial stockholders, officers, directors or senior advisors, including any shares included within the units purchased by each of Gary D. Engle, James A. Coyne, Jonathan Davidson and Brian Kaufman under an agreement with HCFP/Brenner Securities, pursuant to which such individuals, or entities they control, will place limit orders for up to an aggregate of $15 million of our units, commencing 30 calendar days after we file a preliminary proxy statement seeking approval of our stockholders for a business combination and ending 30 days thereafter. Accordingly, they may vote the shares included in such units any way they choose, including in connection with a vote on a business combination.

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

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have his, her or its shares of common stock converted to cash if he, she or it votes against the business combination and the business combination is approved and completed. Our initial stockholders do not have such conversion rights with respect to any shares of common stock owned by them, directly or indirectly, whether included in their initial shares or purchased by them in our initial public offering or in the aftermarket. The actual per-share conversion price will be equal to the amount in the trust fund inclusive of any interest (net of taxes and interest amounts released to us) calculated as of two business days prior to the proposed consummation of the business combination, divided by the number of shares sold in our initial public offering. Without taking into account any interest earned on the trust fund, the per-share conversion price was $8.01 as of July 31, 2008, or $0.01 more than the per-unit offering price of $8.00.

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

If we were to expend all of the net proceeds generated by our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share liquidation price would be approximately $7.94. As of July 31, 2008, the per share amount held in the trust account, including accrued interest, was $8.01. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors (which could include vendors and service providers we have engaged to assist us in any way in connection with our search for a target business and that are owed money by us, as well as target businesses themselves) which could have higher priority than the claims of our public stockholders. Each of Messrs. Engle and Coyne have agreed that they will be personally liable to ensure that the proceeds in the trust fund are not reduced by the claims of target businesses or of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us and that have not executed an agreement waiving any right, title, interest or claim of any kind in or to any monies held in the trust. We have questioned these individuals and reviewed their financial information and believe that each of these individuals has a substantial net worth. As a result, we believe that these individuals will be able to satisfy their indemnification obligations. However, we cannot assure you that these individuals will be able to satisfy those obligations. Accordingly, the per-share liquidation price could be reduced due to claims of creditors.

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

                 Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, as stated above, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after May 31, 2009 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date. Because we will not be complying with Section 280, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any claims of creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to our distributing the funds in the trust account to our public stockholders. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors and service providers (such as accountants, lawyers and investment bankers) and potential target businesses. As described above, in accordance with our obligations contained in our underwriting agreement, we attempt to have all vendors, service providers and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, we cannot assure you of this fact as there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. Nor is there any guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. A court could also conclude that such agreements are not legally enforceable.  As a result, if we liquidate, the per-share distribution from the trust account could be reduced due to claims or potential claims of creditors.

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

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours.  As of September 1, 2008, there were 56 blank check companies in the United States with more than $11.3 billion in trust that are seeking to carry out a business plan similar to our business plan and there are likely to be more blank check companies filing registration statements for initial public offerings after we file this report and prior to the completion of a business combination. Additionally, we are subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses are limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

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

Facilities

We maintain our executive offices at 20 Marshall Street, Suite 104, South Norwalk, CT 06854. The cost for this space is included in the $7,500 per-month fee PLM International Inc. charges us for general and administrative services pursuant to a letter agreement between us and PLM International Inc., an affiliate of Messrs. Engle and Coyne. We believe, based on rents and fees for similar services in the South Norwalk, CT area, that the fee charged by PLM International Inc. is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

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

The report of the independent registered public accounting firm that audited our financial statements includes a “going concern” explanatory paragraph due to the possibility that we may not consummate a business combination within the required time frame, which will require us to dissolve and liquidate.

The audit report in our financial statements for the year ended July 31, 2008, includes an explanatory paragraph that states that due to the possibility that a business combination may not be consummated within the required timeframe, there is “substantial doubt” about our ability to continue as a going concern.  We must complete a business combination with a fair market value of at least 80% of our net assets at the time of acquisition by May 31, 2009.

If we are forced to liquidate and distribute the trust account before a business combination, our public stockholders may receive less than $8.00 per share and our warrants will expire worthless.

If we are unable to complete a business combination within the prescribed time frames and are forced to liquidate our assets, the per-share liquidation distribution may be less than $8.00 because of the expenses of our initial public offering and potential claims against the trust. Furthermore, there will be no distribution with respect to our outstanding warrants which will expire worthless if we liquidate before the completion of a business combination.

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

Based upon publicly available information, we have identified 161 blank check companies which have gone public in the United States since August 2003, of which 56 have as of September 1, 2008 completed a business combination.  Of the remaining 105 blank check companies, 56 have more than $11.3 billion in trust and are seeking to complete business combinations, while twenty companies have either dissolved or announced their intention to dissolve and return funds to investors. Of the 85 companies seeking to complete a business combination, only 29 companies have announced that they have entered into either a definitive agreement or a letter of intent for a business combination but not yet consummated them. Furthermore, there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings and there are likely to be more blank check companies filing registration statements for initial public offerings after the date of this report and prior to our completion of a business combination. While some of the blank check companies must complete their respective business combinations in specific industries, a number of them may consummate their business combinations in any industry they choose. Therefore, we may be subject to competition from these and other companies seeking to consummate a business combination. We cannot assure you that we will be able to compete successfully for an attractive business combination. Additionally, because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time period.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share distribution received by stockholders could be less than $8.00 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we attempt to have all vendors, prospective target businesses or other entities we engage, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust fund for the benefit of the holders of our common stock, there is no guarantee that they will execute such agreements or that even if they execute such agreements that they would be prevented from bringing claims against the trust fund. Nor is there any guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust fund for any reason. If we are unable to complete a business combination and are forced to distribute the proceeds held in trust to our public common stock holders Messrs. Gary D. Engle and James A. Coyne have agreed that they are personally liable to ensure that the proceeds in the trust fund are not reduced by the claims, if any, of target businesses or of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us and that have not executed an agreement waiving any right, title, interest or claim of any kind in or to any monies held in the trust. We have questioned these individuals and reviewed their financial information and believe that each of these individuals has a substantial net worth. As a result, and because of the significant limitations on their indemnification obligations described above, we believe that these individuals will be able to satisfy their indemnification obligations. However, we cannot assure you that this will be the case. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of the holders of our common stock sold in our initial public offering. We cannot assure you that the per-share distribution from the trust fund will not be less than $8.00 due to claims of creditors.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust fund could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust fund, we cannot assure you that we will be able to return to our public stockholders at least $8.00 per share.

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

Our certificate of incorporation, as amended, authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share, and 5,000,000 shares of preferred stock, par value $.0001 per share. As of October 3, 2008 there were 34,580,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and the purchase option granted to HCFP/Brenner Securities, the representative of the underwriters) and all of the 5,000,000 shares of preferred stock available for issuance. Although we have no commitments as of the date of this report to issue our securities, we will, in all likelihood, issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to the shareholders of a potential target or in connection with a related simultaneous financing to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

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

We expect to encounter intense competition from other entities with business objectives similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction, and our obligation to convert into cash the shares of common stock in certain instances may reduce the resources available for a business combination. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. The fact that only 56 of the 161 blank check companies that have gone public in the United States from August 2003 through September 1, 2008 have completed a business combination and 29 of such companies have entered into either a definitive agreement or a letter of intent for a business combination, while twenty companies have either dissolved or announced their intention to dissolve, may indicate that many privately held target businesses are not inclined to enter into a business combination with a blank check company. If we are unable to consummate a business combination with a target business within the prescribed time period, we will be forced to liquidate.

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

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low

2008:
Fourth Quarter	$8.10	$7.85	$7.72	$7.50	$0.45	$0.25
Third Quarter	$8.15	$7.85	$7.57	$7.49	$0.70	$0.30
Second Quarter	$8.22	$8.08	$7.55	$7.41	$0.80	$0.67
First Quarter	$8.28	$7.97	$7.52	$7.38	$0.80	$0.65
2007:
Fourth Quarter (through July 31, 2007)	$8.44	$8.06	$7.54	$7.45	$0.94	$0.80

Holders

As of September 25, 2008, there was 1 holder of record of our units, 9 holders of record of our common stock and 6 holders of record of our warrants.

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

			From inception	From inception
	Year ended	Year ended	(September 30, 2005) to	(September 30, 2005) to
	July 31, 2008	July 31, 2007	July 31, 2006	July 31, 2008

Statement of Operation Data:
Loss from operations	$(661,284)	$(126,875)	$(15,080)	$(803,239)
Interest income	8,285,456	1,828,031	12,850	10,126,337
Net income (loss)	4,627,581	1,040,419	(2,230)	5,665,770
Accretion of Trust Fund relating to
common stock subject to possible conversion	(1,473,706)	(317,741)	-	(1,791,447)
Net income (loss) attributable to common
stockholders	3,153,875	722,678	(2,230)	3,874,323

Earnings per share data:
Shares outstanding
subject to possible conversion	8,351,465	8,351,465	-
Net income per common share subject to possible
conversion, basic and diluted	$0.18	$0.04	$-
Weighted average number of shares outstanding
Basic and diluted	25,746,035	9,256,354	6,250,000
Net income (loss) per share
Basic and diluted	$0.12	$0.08	$0.00

Other Financial Data:
Net cash provided by operating activities	$1,885,123	$761,649	$3,019	$2,649,791
Net cash used in investing activities;
cash contributed to trust fund	-	(220,439,650)	-	(220,439,650)
Net cash provided by (used in) financing activities,
primarily proceeds from public
offering in fiscal 2007	$(120,275)	$219,800,995	$909,407	$220,590,127

Selected Balance Sheet Data:	July 31, 2008	July 31, 2007
Cash and cash equivalents	$2,800,268	$1,035,420
Investments held in Trust	223,183,301	221,416,629
Net working capital (a)	3,199,456	411,039
Total assets	226,525,700	222,665,591
Common stock, subject to possible conversion	67,901,298	66,427,592
Total stockholders’ equity	158,481,459	155,327,584

(a) Excludes investments held in Trust

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We believe that we have sufficient available funds to complete our efforts to effect a business combination with an operating business.

For a description of the proceeds generated in our IPO and a discussion of the use of such proceeds, we refer you to Notes 1 and 2 of the financial statements included in Item 15 of this report.

Results of Operations

Net income for the year ended July 31, 2008 was $4,627,581, which consisted of interest income of the trust fund of $8,189,985 and interest income on cash and cash equivalents of $95,471, partially offset by general and administrative costs of $661,284, which was comprised of professional fees of $214,937, filing fees of $19,837, $90,000 for a monthly administrative services agreement with an affiliate, $110,750 of directors and officers (“D&O”) insurance,  $194,959 for Delaware franchise taxes, and $30,801 for miscellaneous expenses. We also incurred $7,660 of interest expense for the financing of the D&O insurance and a $2,988,931 provision for income taxes.

Net income for the year ended July 31, 2007 was $1,040,419, which consisted of interest income of the trust fund of $1,774,460, and interest income on cash and cash equivalents of $53,571, partially offset by general and administrative costs of $126,875, which was comprised of general and administrative fees of $18,172, professional fees of $40,039, $15,000 for a monthly administrative services agreement with an affiliate, $18,123 of D&O insurance and $35,541 for Delaware franchise taxes. We also incurred $1,277 of interest expense for the financing of the D&O insurance and a $659,460 provision for income taxes

Net loss for the period from inception (September 9, 2005) to July 31, 2006 was ($2,230), which was comprised of interest income on cash and cash equivalents of $12,850 offset by general and administrative costs of $15,080 which consisted of fees of $80 and professional fees of $15,000.

Net income  for the period from inception (September 9, 2005) to July 31, 2008 was $5,665,700 which consisted of interest income of the trust fund of $9,964,446 and interest income on cash and cash equivalents of $161,891, partially offset by general and administrative costs of $803,239 which was comprised of professional fees of $269,976, filing fees of $20,770, $105,000 for a monthly administrative services payment to an affiliate, $129,208 for D&O Insurance, $230,560 for Delaware franchise taxes, and $47,725 for miscellaneous expenses.  We also incurred $8,937 of interest expense for the financing of the D&O Insurance and a $3,648,391 provision for income taxes.

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

We believe that the working capital available to us, in addition to the funds available to us outside of the trust account will be sufficient to allow us to operate until May 31, 2009, assuming that a business combination is not consummated during that time. We have estimated that up to $3,300,000 of working capital and reserves shall be allocated as follows for our operating expenses from our initial public offering through May 31, 2009: $800,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations and structuring and negotiating a business combination; up to $180,000 for the administrative fee payable to PLM International Inc. ($7,500 per month for 24 months), an affiliated third party; $100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations; and $2,220,000 for general working capital that can be used for fairness opinions in connection with our acquisition plans, director and officer liability insurance premiums, and other miscellaneous expenses and reserves. As of July 31, 2008, we had $2,800,268 of cash and cash equivalents available for our use outside of the trust account.

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

Through July 31, 2008, $7,218,294 of interest income was released to the Company from the trust account of which $4,242,303 was used to pay income and franchise taxes.

Off-Balance Sheet Arrangements

As of July 31, 2008 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations and Commitments

Our contractual obligations are set forth in the following table as of July 31, 2008:

Payment due by period

		Less than 1	1-3	3-5	More than
	Total	year	years	years	5 years
Contractual Obligations

Administrative service agreement (1)	$75,000	$75,000	$-	$-	$-
Insurance (2)	72,491	72,491	-	-	-
Total	$147,491	$147,491	$-	$-	$-

(1) We are obligated, beginning May 31, 2007, to pay an affiliate of our Chairman of the Board and Chief Executive Officer and a member of our board of directors, a monthly fee of $7,500 for office and administrative services. This arrangement is for our benefit and is not intended to provide compensation in lieu of a salary. An amount of $90,000 and $15,000 is included in general and administrative expenses on the accompanying statement of operations for the years ended July 31, 2008 and 2007 respectively, pursuant to this arrangement.

      (2) The Company financed its D&O insurance policy for the amount of $199,350 (the ‘‘Payable’’) due to First Insurance Funding Corp of New York.  This amount is payable in 22 equal installments of principal and interest of $9,700, commencing June 30, 2007.

If we do not complete a business combination by May 31, 2009, if certain extension criteria have not been satisfied, we will distribute to our stockholders, in proportion to their respective equity interests in the common stock, an aggregate sum equal to the amount in the Trust Fund, inclusive of any interest, and all then outstanding common stock held by public stockholders will be automatically cancelled. There will be no distribution from the Trust Fund with respect to common stock held by our initial stockholders. However, any remaining net assets following the distribution of the Trust Fund will be available for our use to pay any creditors and to affect our dissolution and liquidation. The distribution per share, taking into account interest earned on the trust fund, is approximately $8.01 per share based on the value in the trust fund as of July 31, 2008.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

As of July 31, 2008, $223,183,301 was held in trust for the purposes of consummating a business combination. The proceeds held in trust have been invested in a money market fund which invests in United States Treasury Bills, commercial paper and other money market instruments. As of July 31, 2008, the effective annualized interest rate payable on our investment was 2.31%.

We have not engaged in any hedging activities since our inception on September 9, 2005. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, the related notes, the Independent Auditors’ Report thereon, Management’s Report on Internal Control Over Financial Reporting and the Independent Auditors’ Report on internal control over financial reporting are included in our 2008 Financial Statements and are filed as a part of this report on page 40 following the signatures.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that the information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2008.  Based upon their evaluation, they concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of the end of the period covering the report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial or accounting officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (who also serves as our principal financial officer), we carried out an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2008 based on the criteria in “Internal Control–Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of July 31, 2008.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our last fiscal year that materially affected, or is likely to materially affect, our internal control over financial reporting. Our auditor has not notified us that any material weakness exists with respect to our internal financial controls.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders of
Stoneleigh Partners Acquisition Corp.

We have audited the internal control over financial reporting, as of July 31, 2008, of Stoneleigh Partners Acquisition Corp., a development stage company (the “Company”), based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of the Company as of July 31, 2008 and 2007 and the related statements of operations, stockholders’ equity, and cash flows for the years ended July 31, 2008 and 2007 and for the period from September 9, 2005 (date of inception) through July 31, 2008 and our report dated October 2, 2008 (which contains an explanatory paragraph regarding the Company’s ability to continue as a going concern) expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
New York, New York
October 2, 2008

ITEM 9B. OTHER INFORMATION:

Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our current directors, executive officers and senior advisors are as follows:

Name	Age	Position

Gary D. Engle	60	Chairman of the Board and Chief Executive Officer
James A. Coyne	48	Vice Chairman and Chief Financial Officer
Michael Clayton	61	Director
Jonathan Davidson	42	Director
Geoffrey A. Thompson	67	Director
Brian Kaufman	44	Senior Advisor
Milton J. Walters	66	Senior Advisor

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires certain officers and directors of Stoneleigh Partners Acquisition Corp., and any persons who own more than ten-percent of the common stock outstanding to file forms reporting their initial beneficial ownership of shares and subsequent changes in that ownership with the Securities and Exchange Commission and the NASDAQ Stock Market. Officers and directors of Stoneleigh Partners Acquisition Corp., and greater than ten-percent beneficial owners are also required to furnish us with copies of all such Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, or written representations from certain reporting persons that no Forms 5 were required, we believe that during the  fiscal year ended July 31, 2008 we complied with all section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

None of our executive officers, directors or senior advisors has received any cash compensation for services rendered.  Additionally, we have not entered into employment agreements with any of our executive officers, directors or senior advisors.  Commencing May 31, 2007, we began paying PLM International Inc., an affiliate of Messrs. Engle and Coyne, a fee of $7,500 per month for providing us with office space and certain office and administrative services. However, this arrangement is solely for our benefit and is not intended to provide Messrs. Engle or Coyne compensation in lieu of a salary. Other than this $7,500 per-month fee, no compensation of any kind, including finder’s and consulting fees, has been paid to any of our initial stockholders, officers, directors, senior advisors or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, they are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there is no review of the reasonableness of the expenses by anyone other than our board of directors (which includes persons who may seek reimbursement) or a court of competent jurisdiction if such reimbursement is challenged. Because of the foregoing, we generally do not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

•	The following table sets forth information regarding the beneficial ownership of our common stock as of October 3, 2008, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers, directors and senior advisors; and

•	all our officers and directors as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Common Stock
Gary D. Engle(2)	1,003,874(3)	2.9%
Gary D. Engle 2008 GRAT(4)	2,342,370(5)	6.87%
James A. Coyne(2)	2,107,422(6)	6.18%
Brian Kaufman(7)	307,335(8)	*
Jonathan Davidson(7)	307,335(8)	*
Milton J. Walters	125,037(9)	*
Geoffrey A. Thompson	39,203	*
Michael Clayton(10)	17,424	*
Credit Suisse(11)	3,101,400	9.1%
Fir Tree, Inc.(12)	1,780,350	5.2%
QVT Financial LP(13)	2,689,000	7.89%
Deutsche Bank AG(14)	2,339,708	6.86%
HBK Investments L.P. (15)	2,202,500	6.5%
President and Fellows of Harvard College (16)	2,307,000	6.8%
All directors and executive officers as a group (five individuals)	3,475,258(17)	9.08%

* Less than 1%.

(1)	Unless otherwise noted, the business address of each of the following is 20 Marshall Street, South Norwalk, CT 06854.

(2)	The business address of this individual is c/o Hera East Holdings, LLC, 20 Marshall Street, Suite 104, South Norwalk, CT 06854.

(3)	Does not include 3,273,434 shares of common stock issuable upon exercise of insider warrants held by Mr. Engle which are not currently exercisable and will not become exercisable within 60 days.

(4)	The business address of this entity is Gary D. Engle 2008 GRAT, c/o Wayne Engle, 398 Highland Avenue, Winchester, MA 01890.

(5)	These shares are held by Wayne E. Engle as Trustee of the Gary D. Engle 2008 GRAT. The beneficiaries of the GRAT are members of Gary D. Engle’s immediate family.

(6)
These shares are held by JAC Opportunity Fund I, LLC, a family-held entity of which Mr. Coyne is the sole manager. Does not include 2,061,567 shares of common stock issuable upon exercise of insider warrants held by JAC Opportunity Fund I, LLC which are not currently exercisable and will not become exercisable within 60 days.

(7)	The business address of this individual is 11150 Santa Monica Boulevard, Suite 700, Los Angeles, California 90025.

(8)	Does not include 300,648 shares of common stock issuable upon exercise of insider warrants held by such individual which are not currently exercisable and will not become exercisable within 60 days.

(9)	Does not include 38,703 shares of common stock issuable upon exercise of insider warrants held by Mr. Walters which are not currently exercisable and will not become exercisable within 60 days.

(10)	The business address of this individual is 3030 Blackthorn Road, Riverwoods, Illinois 60015.

(11)
Based on a Schedule 13G filed with the Securities and Exchange Commission on August 22, 2008 on behalf of the subsidiaries of Credit Suisse to the extent that they constitute the Investment Banking Division, the Alternative Investments business within the Asset Management division and the U.S. private client services business within the Private Banking division.  The business address is Uetlibergstrasse 231, P.O. Box 900, CH 8070 Zurich, Switzerland.

(12)
Based on a Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2008 on behalf of Sapling, LLC (“Sapling”), Fir Tree Capital Opportunity Master Fund, L.P. (“Fir Tree Capital Opportunity”) and Fir Tree, Inc. (“Fir Tree”).  Such filing indicates that (a) Sapling has shared voting and dispositive power with respect to 1,457,950 shares, (b) Fir Tree Capital Opportunity has shared voting and dispositive power with respect to 322,400 shares and (c) Fir Tree has shared and dispositive power with respect to 1,780,350 shares.  Fir Tree is the investment manager for each of Sapling and Fir Tree Capital Opportunity and has been granted investment discretion over portfolio investments, including the common stock, held by each of them.  The business addresses are as follows:  Fir Tree, Inc. and Sapling, LLC 505 Fifth Avenue,  23rd Floor, New York, NY 10017 and Fir Tree Recovery Master Fund, L.P., c/o Admiral Administration Ltd., Admiral Financial Center, 5th Floor, 90 Fort Street, Box 32021 SMB, Grand Cayman, Cayman Islands.

(13)
Based on a Schedule 13G/A filed with the Securities and Exchange Commission on February 11, 2008 on behalf of QVT Financial LP, QVT Financial GP LLC, QVT Fund LP and QVT Associates GP LLC.  QVT Financial LP is the investment manager for QVT Fund LP (the “Fund”), which beneficially owns 2,161,535 shares of common stock, and for Quintessence Fund L.P. (“Quintessence”), which beneficially owns 239,602 shares of common stock.  QVT Financial LP is also the investment manager for a separate discretionary account managed for Deutsche Bank AG (the “Separate Account”), which beneficially holds 287,863 shares of common stock.  Accordingly, QVT Financial LP may be deemed to beneficially own an aggregate of 2,689,000 shares consisting of the shares owned by the Fund and Quintessence and the shares held in the Separate Account.  QVT Financial GP LLC, as General Partner of QVT Financial LP may be deemed to beneficially own the shares of common stock reported by QVT Financial LP.  The business addresses are as follows:  QVT Financial LP, QVT Financial GP LLC, QVT Associates GP LLC, 1177 Avenue of the Americas, 9th Floor, New York, NY 10036, QVT Fund LP, Walkers SPV, Walkers House, Mary Street, George Town, Grand Cayman KY1-9002, Cayman Islands.

(14)
Based on a Schedule 13G/A filed with the Securities and Exchange Commission on February 6, 2008 on behalf of Deutsche Bank AG, and reflects the securities beneficially owned by the Corporate and Investment Banking business group and the Corporate  Investments business group (collectively, “CIB”) of Deutsche Bank AG and its subsidiaries and affiliates (collectively, “DBAG”). The amount does not reflect securities, if any, beneficially owned by any other business group of DBAG. CIB disclaims beneficial ownership of the securities beneficially owned by (i) any client accounts with respect to which CIB or its employees have voting or  investment discretion, or both, and (ii) certain investment entities, of which CIB is the general partner, managing general partner, or other manager, to the extent interests in such entities are held by persons other than CIB.  The business address of the holder is Theodor-Heuss-Allee 70, 60468 Frankfurt am Main, Federal Republic of Germany.

(15)
Based on a Schedule 13G/A filed with the Securities and Exchange Commission on February 11, 2008 on behalf of HBK Investments L.P., HBK Services LLC, HBK Partners II L.P., HBK Management LLC and HBK Master Fund L.P.  The business addresses are as follows:  HBK Investments L.P., HBK Services LLC, HBK Partners II L.P. and HBK Management LLC, 300 Crescent Court, Suite 700, Dallas, Texas 75201 and HBK Master Fund L.P. is c/o HBK Services LLC, 300 Crescent Court, Suite 700, Dallas, Texas 75201.

(16)
Based on a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2008 on behalf of President and Fellows of Harvard College.  The business address is c/o Harvard Management Company, Inc., 600 Atlantic Avenue, Boston, MA 02210.

(17)
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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

PLM International, an affiliate of Messrs. Engle and Coyne, makes available to us office space and certain office and administrative services, as we may require from time to time. Commencing on May 31, 2007 through the consummation of a business combination, we are paying PLM International $7,500 per month for these services. Mr. Engle is a director of PLM International and Mr. Coyne is the President and Chief Executive Officer of PLM International. Mr. Engle’s and Mr. Coyne’s families own approximately 62% and 33%, respectively, of PLM International through various family entities. Consequently, each benefits from this transaction to the extent of his interest in PLM International. However, this arrangement is solely for our benefit and is not intended to provide Messrs. Engle or Coyne compensation in lieu of a salary. We believe, based on rents and fees for similar services in the South Norwalk, CT area, that the fees charged by PLM International is at least as favorable as we could have obtained from an unaffiliated person. However, as our directors may not be deemed “independent,” we did not have the benefit of disinterested directors approving this transaction.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES:

The firm of BDO Seidman, LLP (“BDO”) acts as our independent registered public accounting firm. The following is a summary of fees for services rendered:

	From September 9, 2005 (inception) to July 31, 2007	From August 1, 2007 to July 31, 2008
Audit fees	$115,470	$76,135
Audit-related	-	-
Tax fees	-	-
All other fees	-	-
Total	$115,470	$76,135

Audit fees for the period from inception to July 31, 2007 related to professional services rendered in connection with our initial public offering (comprised of various financial statements included in our Registration Statement on Form S-1, including all amendments, and our Current Report on Form 8-K filed with the SEC on June 7, 2007), aggregating $86,650, the audit of our financial statements for the period from September 9, 2005 (date of inception) to July 31, 2007, $20,940, and the quarterly review of financial statements included in our quarterly report on Form 10-Q for the quarterly period ended April 30, 2007, $7,880.

Audit fees for the fiscal year ended July 31, 2008 relate to professional services rendered for the audit of our financial statements and internal control for the fiscal year, estimated at $38,000, and the quarterly reviews of financial statements included in our quarterly reports on Form 10-Q for the quarters ended October 31, 2007, January 31, 2008 and April 30, 2008, aggregating $38,135.

Pre-Approval Policy

Our audit committee pre-approved all of the foregoing services for our fiscal year ended July 31, 2008.  Any services rendered prior to the formulation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will continue to pre-approve all auditing services and permitted non-audit services to be performed for us by BDO, including the fees and terms thereof (subject to the de minimis exceptions for non-audit service described in the Exchange Act which are approved by the audit committee prior to the completion of the audit). The audit committee may form and delegate authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full audit committee at its next scheduled meeting.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K:

1.	Financial Statements

Pages

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:
Balance Sheets, July 31, 2008 and 2007	F-2
Statements of Operations, for the years ended July 31, 2008 and 2007, the period from September 9, 2005 (inception) to July 31, 2006 and the period from September 9, 2005 (inception) to July 31, 2008	F-3
Statements of Stockholders’ Equity, from September 9, 2005 (inception) to July 31, 2008	F-4
Statements of Cash Flows, for the years ended July 31, 2008 and 2007, the period from September 9, 2005 (inception) to July 31, 2006 and for the period September 9, 2005 (inception) to July 31, 2008	F-5
Notes to Financial Statements	F-6

2.	Exhibits

Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by us with the SEC, as exhibits to our registration statement on Form S-1 (File No. 333-128335). All other documents listed are filed with this report.

Exhibit No.	Description
3.1*	Form of Amended and Restated Certificate of Incorporation.
3.2*	By-laws.
4.1*	Specimen Unit Certificate.
4.2*	Specimen Common Stock Certificate.
4.3*	Specimen Warrant Certificate.
4.4*	Form of Unit Purchase Option to be granted to Representative.
4.5*	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.
10.1*	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Milton J. Walters.
10.2*	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Gary D. Engle.
10.3*	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and James A. Coyne.
10.4*	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Geoffrey A. Thompson.
10.5*	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Michael Clayton.
10.6*	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and JAC Opportunity Fund I, LLC.
10.7*	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.
10.8*	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.
10.9*	Form of Administrative Services Agreement between the Registrant and PLM International Inc.

10.10*	Form of Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Jonathan Davidson.
10.11*	Form of Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Brian Kaufman.
10.12*	Form of Letter Agreement among the Registrant, Gary D. Engle, James A. Coyne, Milton J. Walters, Jonathan Davidson, Brian Kaufman and HCFP/Brenner Securities LLC.
10.13*	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.
10.14*	Form of Warrant Subscription Agreement.
14.1	Code of Ethics.
31.1	Section 302 Certification by Chief Executive Officer.
31.2	Section 302 Certification by Chief Financial Officer.
32.1	Section 906 Certification by Chief Executive Officer.
32.2	Section 906 Certification by Chief Financial Officer.
99.1	Charter of the Nominating Committee of the Board of Directors.
99.2	Charter of the Audit Committee of the Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of October, 2008.

STONELEIGH PARTNERS
  ACQUISITION CORP.

By:  /s/ Gary D. Engle
Gary D. Engle
Chairman of the Board and
Chief Executive Officer

                   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 6th day of October, 2008 by the following persons on behalf of the registrant and in the capacity indicated.

Name	Title
/s/ Gary D. Engle Gary D. Engle	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ James A. Coyne James A. Coyne	Vice Chairman, Chief Financial Officer, Secretary and Director (Principal Accounting Officer)
/s/ Michael Clayton Michael Clayton	Director
/s/ Jonathan Davidson Jonathan Davidson	Director
/s/ Geoffrey Thompson Geoffrey Thompson	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Stoneleigh Partners Acquisition Corp.

We have audited the accompanying balance sheets of Stoneleigh Partners Acquisition Corp. (a corporation in the development stage) as of July 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended July 31, 2008 and 2007, the period from September 9, 2005 (inception) to July 31, 2006 and for the period from September 9, 2005 (inception) to July 31, 2008.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stoneleigh Partners Acquisition Corp. as of July 31, 2008 and 2007, and its results of operations and its cash flows for the years ended July 31, 2008 and 2007, the period from September 9, 2005 (inception) to  July 31, 2006 and for the period from September 9, 2005 (inception) to  July 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is required to consummate a business combination by May 31, 2009. The possibility of such business combination not being consummated raises substantial doubt about the Company's ability to continue as a going concern, and the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of July 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organiztations of the Treadway Commission (COSO) and our report dated October 2, 2008 expressed an unqualified opinion thereon.

  /s/ BDO Seidman, LLP
New York, NY

October 2, 2008

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

BALANCE SHEETS

	July 31, 2008	July 31, 2007

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$2,800,268	$1,035,420
Investments held in Trust (Notes 1 and 3)	223,183,301	221,416,629
Prepaid federal and state income taxes	426,826	-
Prepaid expenses	115,305	213,542
Total current assets	226,525,700	222,665,591

TOTAL ASSETS	$226,525,700	$222,665,591

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$70,452	$27,460
Accrued registration costs	-	11,538
Federal and state taxes payable	-	690,189
Note payable, current portion (Note 7)	72,491	108,736
Total current liabilities	142,943	837,923

LONG TERM LIABILITIES
Note payable, long term (Note 7)	-	72,492

COMMON STOCK SUBJECT TO POSSIBLE CONVERSION
(8,351,465 shares at conversion value) (Note 1)	67,901,298	66,427,592

COMMITMENTS (Note 5)	-	-

STOCKHOLDERS' EQUITY (Notes 2, and 6):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 issued and outstanding
Common stock, par value $0.0001 per share, 100,000,000 shares authorized,
25,746,035 shares issued and outstanding (excluding 8,351,465 shares subject to possible conversion)	2,575	2,575
Additional paid-in capital	152,813,114	154,286,820
Earnings accumulated in the development stage	5,665,770	1,038,189
TOTAL STOCKHOLDERS’ EQUITY	158,481,459	155,327,584

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$226,525,700	$222,665,591

The accompanying notes should be read in conjunction with the financial statements.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF OPERATIONS

	For the year	For the year	From September 9, 2005	From September 9, 2005
	ended	ended	(inception) to	(inception) to
	July 31, 2008	July 31, 2007	July 31, 2006	July 31, 2008

Operating Expenses
General and administrative costs (Notes 4 and 5)	$661,284	$126,875	$15,080	$803,239
Loss from operations	(661,284)	(126,875)	(15,080)	(803,239)

Other income (expense)
Interest income (Note 1)	8,285,456	1,828,031	12,850	10,126,337
Interest expense (Note 7)	(7,660)	(1,277)	-	(8,937)
Income (loss) before provision for income taxes	7,616,512	1,699,879	(2,230)	9,314,161

Provision for federal and state
income taxes (Note 4)	2,988,931	659,460	-	3,648,391
Net income (loss) for the period	$4,627,581	$1,040,419	$(2,230)	$5,665,770

Accretion of Trust Fund relating to
common stock subject to possible conversion	(1,473,706)	(317,741)	-	(1,791,447)
Net income (loss) attributable to common stockholders	$3,153,875	$722,678	$(2,230)	$3,874,323

Shares outstanding subject to possible conversion	8,351,465	8,351,465	-

Net income per share subject to possible
conversion, basic and diluted	$0.18	$0.04	$-

Weighted average number of shares outstanding,	25,746,035	9,256,354	6,250,000

Net income (loss) per share:
Basic and diluted	$0.12	$0.08	$(0.00)

The accompanying notes should be read in conjunction with the financial statements.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF STOCKHOLDERS’ EQUITY
From September 9, 2005 (inception) to July 31, 2008

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
Sale of 27,847,500 units through public
offering net of underwriter discount and
offering expenses and excluding $66,109,851 of
proceeds allocable to 8,351,465 shares
of common stock subject to possible conversion	19,496,035	1,950	148,605,085	-	148,607,035
Accretion of trust fund relating to common stock subject to
possible conversion	-	-	(317,741)	-	(317.,741)
Net income for the year	-	-	-	1,040,419	1,040,419
Balance, July 31, 2007	25,746,035	$2,575	$154,286,820	$1,038,189	$155,327,584
Accretion of trust fund relating to common stock subject to
possible conversion	-	-	(1,473,706)	-	(1,473,706)
Net income for the year	-	-	-	4,627,581	4,627,581
Balance, July 31, 2008	25,746,035	$2,575	$152,813,114	$5,665,770	$158,481,459

The accompanying notes should be read in conjunction with the financial statements.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF CASH FLOWS

	For the year	For the year	From September 9, 2005	From September 9, 2005
	ended	ended	(inception) to	(inception) to
	July 31, 2008	July 31, 2007	July 31, 2006	July 31, 2008

OPERATING ACTIVITIES
Net income (loss) for the period	$4,627,581	$1,040,419	$(2,230)	$5,665,770
Increases in investments held in trust fund, net	(1,766,672)	(976,979)	-	(2,743,651)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Changes in:
Prepaid federal and state income taxes	(426,826)	-	-	(426,826)
Prepaid expenses	98,237	(14,191)	-	84,046
Accounts payable and accrued expenses	42,992	22,211	5,249	70,452
Federal and state income taxes payable	(690,189)	690,189	-	-
Net cash provided by operating activities	1,885,123	761,649	3,019	2,649,791

INVESTING ACTIVITIES
Purchase of investments held in Trust Fund	(6,423,312)	(441,856,279)	-	(448,279,591)
Maturities of investments held in Trust Fund	6,423,312	221,416,629	-	227,839,941
Net cash uned in investing activities	-	(220,439,650)	-	(220,439,650)

FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial investors	-	-	1	1
Proceeds from issuance of insider warrants in private placements	-	4,450,000	-	4,450,000
Proceeds from issuance of underwriter's purchase option	-	100	-	100
Portion of net proceeds from sale of units through public offering
allocated to shares of common stock subject to possible conversion	-	66,109,851	-	66,109,851
Proceeds from issuance of warrants to security holders	-	380,000	1,170,000	1,550,000
Principal payment on notes	(108,737)	(18,123)	-	(126,860)
Payment of deferred registration costs	(11,538)	-	(260,594)	(272,132)
Net proceeds from sale of units through public offering
including the proceeds from underwriters' over-allotment exercise	-	148,879,167	-	148,879,167
Net cash (used in) provided by financing activities	(120,275)	219,800,995	909,407	220,590,127

Net increase in cash and cash equivalents	1,764,848	122,994	912,426	2,800,268

Cash and cash equivalents

Beginning of period	1,035,420	912,426	-	-
End of period	$2,800,268	$1,035,420	$912,426	$2,800,268

Supplemental disclosure of non-cash financing activities
Fair value of underwriter purchase option included in offering costs	$-	$4,372,000	$-	$4,372,000
Accretion relating to common stock subject to possible conversion	$1,473,706	$(317,741)	$-	$1,791,447
Accrued registration costs	$-	$11,538	$130,148	$-
Financed insurance	$72,491	$181,228	$-	$199,350

Supplemental disclosure of cash flow information
Cash paid for interest	$7,660	$1,277	$-	$8,936
Cash paid for income taxes	$4,070,405	$4,812	$-	$4,075,217

The accompanying notes should be read in conjunction with the financial statements.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — DISCUSSION OF THE COMPANY’S ACTIVITIES

Organization and activities – Stoneleigh Partners Acquisition Corp. (the “Company”) was incorporated in Delaware on September 9, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business (a “Target Business”). All activities from inception (September 9, 2005) through July 31, 2008 relate to the Company’s formation and capital raising activities.

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

In connection with the IPO, approximately $220.4 million (or approximately $7.91 per Unit) of the net proceeds of the Offering, the sale of the Insider Warrants (defined in Note 6) and the sale of common stock to the Initial Stockholders were initially held in the Trust Account and invested in permitted United States government securities and money market funds. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective acquisition targets or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. There may be released to the Company from the Trust Account (i) interest income earned on the Trust Account balance to pay any tax obligations of the Company, and (ii) up to an aggregate amount of $3,000,000 in interest earned on the Trust Account to fund expenses related to investigation and selection of a Target Business and the Company’s other working capital requirements. As of July 31, 2008, the Company has transferred $7,218,294 of interest income to its operating account of which $4,242,303 was used to pay income and franchise taxes.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — DISCUSSION OF THE COMPANY’S ACTIVITIES – (CONTINUED)

The Company, after signing a definitive agreement for a Business Combination, is obligated to submit such transaction for approval by a majority of the public stockholders of the Company. Stockholders that vote against such proposed Business Combination and exercise their conversion rights are, under certain conditions described below, entitled to convert their shares into a pro-rata distribution from the Trust Account (the “Conversion Right”).  The actual per share conversion price will be equal to the amount in the Trust Account (inclusive of interest thereon other than (i) up to $3.0 million distributed to the Company for working capital and (ii) amounts necessary to pay any of the Company’s tax obligations), calculated as of two business days prior to the proposed Business Combination, divided by the number of shares sold in the Offering, or approximately $8.01 per share based on the value of the Trust Account as of July 31, 2008.  As a result of the Conversion Right, $67,901,298 (including accumulated accretion of $1,791,447) has been classified as common stock subject to possible conversion. The Initial Stockholders have agreed to vote their 6,250,000 founding shares of common stock in accordance with the manner in which the majority of the shares of common stock offered in the Offering are voted by the Company’s public stockholders (“Public Stockholders”) with respect to a Business Combination.

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

 NOTE 2 — OFFERING AND PRIVATE PLACEMENT OF INSIDER WARRANTS

 In the Offering, effective May 31, 2007 (closed on June 5, 2007), the Company sold to the public 25,000,000 units (the “Units” or a “Unit”) at a price of $8.00 per Unit. Net proceeds from the Offering totaled approximately $193 million, which was net of approximately $6.5 million in underwriting fees and other expenses paid at closing. Each unit consists of one share of the Company’s common stock and one warrant (a “Warrant”). The Company sold to HCFB/Brenner Securities LLC (“HCFP” or “Representative”), the Representative of the underwriters in the Offering, a purchase option to purchase up to a total of 1,250,000 additional Units (Note 6). The Company also granted to the Representative a 45-day option to purchase up to 3,750,000 Units solely to cover over allotments.

 On June 12, 2007 the Company consummated the closing of an additional 2,847,500 Units which were subject to the underwriter’s over-allotment option generating net proceeds of $22 million, which was net of $740,000 in underwriting discount fees.

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

Investments held in trust- The Company’s investment held in the Trust Account at July 31, 2008 are invested in U.S. Government Institutional money market securities. The Company recognized interest income of $8,189,985 and $1,774,460 on investment held in trust for the years ended July 31, 2008 and 2007, respectively, and $9,964,445 for the period from inception (September 9, 2005) to July 31, 2008 which are included on the accompanying  statements of income. At July 31, 2008 the investment held in trust was invested in a Morgan Stanley Government Portfolio Institutional Class fund. In September 2008, the investment held in trust was moved to a Morgan Stanley Treasury Portfolio fund.

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

Basic earnings  per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding for the period. In addition to the 100 shares purchased by the Initial Stockholders upon formation, the 6,249,900 shares of the Company’s common stock issued on April 4, 2007 (Note 6) and 19,496,035 shares issued in the Offering have been included in the weighted average common shares outstanding for the periods presented. Basic net income per share subject to possible conversion is calculated by dividing accretion of Trust Account relating to common stock subject to possible conversion by 8,351,465 shares subject to possible conversion.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. No such securities were outstanding as of July 31, 2008 and since the outstanding warrants to purchase common stock and the underwriters purchase option (“UPO”) are contingently exercisable, they have been excluded from the Company’s computation of diluted net income per share for the years ended July 31, 2008 and 2007.

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

Income Taxes – Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. As of July 31, 2008 and July 31, 2007, there were no temporary differences and therefore no deferred tax has been established.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, and Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance in derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

New Accounting Pronouncements – In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value estimates. The new guidance was effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 will have a material impact on its financial position and results of operations.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations,(“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations, but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. In the event that the Company completes acquisitions subsequent to its adoption of SFAS 141 (R), the application of its provisions will likely have a material impact on the Company’s results of operations, although the Company is not currently able to estimate that impact.

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

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which will require the Company to adopt these provisions beginning in fiscal 2009 and thereafter.  Management is currently evaluating the effect that SFAS 161 may have on the Company’s financial statement disclosures.

 The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 4 — TAXES

The Company’s effective tax rate approximates the combined federal and state statutory rate. The Company is incorporated in Delaware and accordingly is subject to franchise taxes. Included as part of general and administrative costs in the accompanying statement of operations for the years ended July 31, 2008 and 2007 is Delaware franchise tax expense of $194,959 and $35,541, respectively, and $230,560 for the period from September 9, 2005 (inception) through July 31, 2008.

Provision for income taxes consists of:

	For the year	For the year	From September 9, 2005	From September 9, 2005
	ended	ended	(inception) to	(inception) to
	July 31, 2008	July 31, 2007	July 31, 2006	July 31, 2008
Federal	$2,420,341	$499,517	$-	$2,919,858
State	568,590	159,943	-	728,533
	$2,988,931	$659,460	$-	$3,648,391

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

NOTE 5 — COMMITMENTS

Administrative Services Agreement

The Company agreed to pay an affiliate of two stockholders $7,500 per month commencing on May 31, 2007 (effective date of the Offering) for office, secretarial and administrative services. For the years ended July 31, 2008 and 2007 and the period from September 9, 2005 (inception) through July 31, 2008, $90,000, $15,000 and $105,000, respectively, for these services is included in general and administrative costs in the accompanying statements of operations.

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

The Company sold to HCFP an option to purchase the Company’s Units (Note 6).

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

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

NOTE 6 — COMMON STOCK, WARRANTS AND UNDERWRITER PURCHASE OPTION – (CONTINUED)

Each Class W Warrant was exercisable for one share of common stock. Except as set forth below, the Class W Warrants entitled the holder to purchase shares at $1.75 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events, for a period commencing on the completion of the Business Combination and ending June 5, 2015.

               Each Class Z Warrant was exercisable for one share of common stock. Except as set forth below, the Class Z Warrants entitled the holder to purchase shares at $1.50 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events, for a period commencing on the completion of the Business Combination and ending June 5, 2015.

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

Public Warrants

Each warrant sold in the Offering (a “Public Warrant”) is exercisable for one share of common stock. The Public Warrants entitle the holder to purchase shares at $5.50 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events for a period commencing on the completion of the Business Combination and ending May 31, 2011. The Company has the ability to redeem the Public Warrants, in whole or in part, at a price of $.01 per Public Warrant, at any time after the Public Warrants become exercisable, upon a minimum of 30 days’ prior written notice of redemption, and if, and only if, the last sale price of the Company’s common stock equals or exceeds $11.50 per share, for any 20 trading days within a 30 trading day period ending three business days before the Company sent the notice of redemption.

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

Each Insider Warrant is exercisable for one share of common stock. The Insider Warrants entitle the holder to purchase shares at $5.50 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events, for a period commencing on the completion of the Business Combination and ending May 31, 2011.

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

c. Underwriter Purchase Option

Upon closing of the Offering, the Company sold and issued an option (the “UPO”) for $100 to HCFP, to purchase up to 1,250,000 Units at an exercise price of $10.00 per Unit. The Units underlying the UPO will be exercisable in whole or in part, solely at holders’ discretion, commencing on the consummation of a Business Combination and expire on May 31, 2012. The Company accounted for the fair value of the UPO, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity, which was offset by an equivalent increase in stockholder’s equity for the issuance of the UPO. As of June 5, 2007, the Company calculated, using a Black-Scholes option pricing model, the fair value of the 1,250,000 Units underlying the UPO to be approximately $4,372,000. The fair value of the UPO granted was calculated as of the date of grant using the following assumptions: (1) expected volatility of 51.12% (2) risk-free interest rate of 4.86% and (3) contractual life of 5 years. The UPO may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the UPO (the difference between the exercise prices of the UPO and the underlying warrants and the market price of the units and underlying securities) to exercise the UPO without the payment of any cash.

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

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

NOTE 7 — NOTE PAYABLE

The Company financed its Directors’ and Officers’ insurance policy for the amount of $199,350 (the ‘‘Payable’’) due to First Insurance Funding Corp. of New York (secured by the uncovered premium of the policy).  The Payable bears interest at 7.2% per annum. Payments of $9,700 commenced June 30, 2007 and will continue through March 31, 2009. For the years ended July 31, 2008 and 2007 and  for the period from September 9, 2005 (inception) through July 31, 2008 the Company recognized $7,660, $1,277 and $8,937, respectively, of interest expense and at July 31, 2008, the Payable balance was $72,491.

NOTE 8 — SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The Company’s unaudited condensed quarterly financial information is as follows for the interim quarter ended:

Quarter Ended
	July 31, 2008	April 30, 2008	January 31, 2008	October 31, 2007
YEAR ENDED JULY 31, 2008
Operating expenses	$(218,916)	$(160,406)	$(139,818)	$(142,144)
Interest income	1,306,103	1,674,261	2,498,209	2,806,883
Interest expense	(1,912)	(1,916)	(1,916)	(1,916)
Income before provision for taxes	1,085,275	1,511,939	2,356,475	2,662,823
Provision for taxes	388,353	592,859	862,689	1,145,030
Net income	696,922	919,080	1,493,786	1,517,793
Accretion of Trust Fund relating to common stock
subject to possible conversion	(232,469)	(297,738)	(468,060)	(475,439)
Net income attributable to common stockholders	$464,453	$621,342	$1,025,726	$1,042,354

Shares outstanding subject to possible conversion	8,351,465	8,351,465	8,351,465	8,351,465
Net income per share subject to possible conversion, basic and diluted	$0.03	$0.04	$0.06	$0.06
Weighted average number of shares outstanding	25,746,035	25,746,035	25,746,035	25,746,035
Net income per share, basic and diluted	$0.02	$0.02	$0.04	$0.04

Quarter Ended
	July 31, 2007	April 30, 2007	January 31, 2007	October 31, 2006
YEAR ENDED JULY 31, 2007
Operating expenses	$(115,334)	$(3,824)	$(5,601)	$(2,116)
Interest income	1,784,954	15,755	11,920	15,402
Interest expense	(1,277)	-	-	-
Income before provision for taxes	1,668,343	11,931	6,319	13,286
Provision for taxes	(647,476)	(4,534)	(2,401)	(5,049)
Net income	1,020,867	7,397	3,918	8,237
Accretion of Trust Fund relating to common stock
subject to possible conversion	(317,741)	-	-	-
Net income attributable to common stockholders	$703,126	$7,397	$3,918	$8,237

Shares outstanding subject to possible conversion	8,351,465	-	-	-
Net income per share subject to possible conversion, basic and diluted	$0.04	$0.00	$0.00	$0.00
Weighted average number of shares outstanding	9,256,354	6,250,000	6,250,000	6,250,000
Net income per share, basic and diluted	$0.08	$0.00	$0.00	$0.00

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

NOTE 8 — SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED) – (CONTINUED)

September 9, 2005
Quarter Ended	(inception) to
	July 31, 2006	April 30, 2006	January 31, 2006	October 31, 2005
FROM INCEPTION TO JULY 31, 2006
Operating expenses	$(4,520)	$(2,560)	$-	$(8,000)
Interest income	5,269	3,865	3,649	67
Interest expense	-	-	-	-
Income (loss) before provision for taxes	749	1,305	3,649	(7,933)
Provision for taxes	-	-	-	-
Net income (loss)	749	1,305	3,649	(7,933)
Accretion of Trust Fund relating to common stock
subject to possible conversion	-	-	-	-
Net income (loss) attributable to common stockholders	$749	$1,305	$3,649	$(7,933)

Shares outstanding subject to possible conversion	-	-	-	-
Net income per share subject to possible conversion, basic and diluted	$0.00	$0.00	$0.00	$0.00
Weighted average number of shares outstanding	6,250,000	6,250,000	6,250,000	6,250,000
Net income per share, basic and diluted	$0.00	$0.00	$0.00	$0.00