Form 10-Q
period 2008-10-31
STONELEIGH PARTNERS ACQUISITION CORP.
filed 2008-12-09
CIK 1345715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2008

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
Large accelerated filer  [  ]     Accelerated filer  [X ]     Non- accelerated filer [ ]
Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)      Yes [X]  No [   ]

As of December 5, 2008 there were 34,097,500 shares of Common Stock, par value $0.0001 outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	October 31, 2008	July 31, 2008
	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$2,663,125	$2,800,268
Investments held in Trust (Notes 1 and 3)	223,986,898	223,183,301
Prepaid federal and state income taxes	184,524	426,826
Prepaid expenses	79,043	115,305
Total current assets	226,913,590	226,525,700

TOTAL ASSETS	$226,913,590	$226,525,700

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$122,073	$70,452
Note payable (Note 7)	45,307	72,491
Total current liabilities	167,380	142,943

COMMON STOCK SUBJECT TO POSSIBLE CONVERSION
(8,351,465 shares at conversion value) (Note 1)	68,048,950	67,901,298

COMMITMENTS (Note 5)	-	-

STOCKHOLDERS' EQUITY (Notes 2 and 6):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 issued and outstanding
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 25,746,035 shares issued and outstanding (excluding
8,351,465 shares subject to possible conversion)	2,575	2,575
Additional paid-in capital	152,665,462	152,813,114
Earnings accumulated in the development stage	6,029,223	5,665,770
TOTAL STOCKHOLDERS’ EQUITY	158,697,260	158,481,459

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$226,913,590	$226,525,700

The accompanying notes should be read in conjunction with the condensed  financial statements.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF INCOME

	For the three	For the three	From September 9,
	months ended	months ended	2005 (inception) to
	October 31, 2008	October 31, 2007	October 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-
Operating Expenses
General and administrative costs (Notes 4 and 5)	226,610	142,144	1,027,849
Loss from operations	(226,610)	(142,144)	(1,027,849)

Other income (expense)
Interest income (Note 1)	832,280	2,806,883	10,958,617
Interest expense (Note 7)	(1,915)	(1,916)	(10,852)
Income before provision for income taxes	605,755	2,662,823	9,919,916

Provision for federal and state
income taxes (Note 4)	242,302	1,145,030	3,890,693
Net income for the period	$363,453	$1,517,793	$6,029,223

Accretion of Trust Fund relating to
common stock subject to possible conversion	(147,652)	(475,439)	(1,939,099)

Net income attributable to common stockholders	$215,801	$1,042,354	$4,090,124

Shares outstanding subject to possible conversion	8,351,465	8,351,465

Net income per share subject to possible
conversion, basic and diluted	$0.02	$0.06

Weighted average number of shares outstanding	25,746,035	25,746,035

Net income per share:
Basic and diluted	$0.01	$0.04

The accompanying notes should be read in conjunction with the condensed financial statements.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
From September 9, 2005 (inception) to October 31, 2008

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
Sale of 27,847,500 units through public
offering net of underwriter discount and
offering expenses and excluding $66,109,851 of
proceeds allocable to 8,351,465 shares
of common stock subject to possible conversion	19,496,035	1,950	148,605,085	-	148,607,035
Accretion of trust fund relating to common stock subject to
possible conversion	-	-	(317,741)	-	(317.,741)
Net income for the year	-	-	-	1,040,419	1,040,419
Balance, July 31, 2007	25,746,035	$2,575	$154,286,820	$1,038,189	$155,327,584
Accretion of trust fund relating to common stock subject to
possible conversion	-	-	(1,473,706)	-	(1,473,706)
Net income for the year	-	-	-	4,627,581	4,627,581
Balance, July 31, 2008	25,746,035	$2,575	$152,813,114	$5,665,770	$158,481,459
Accretion of trust fund relating to common stock subject to
possible conversion (unaudited)	-	-	(147,652)	-	(147,652)
Net income for the period (unaudited)	-	-	-	363,453	363,453
Balance, October 31, 2008 (unaudited)	25,746,035	$2,575	$152,665,462	$6,029,223	$158,697,260

The accompanying notes should be read in conjunction with the condensed financial statements.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS

	For the three	For the three	From September 9,
	months ended	months ended	2005 (inception) to
	October 31, 2008	October 31, 2007	October 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING ACTIVITIES
Net income for the period	$363,453	$1,517,793	$6,029,223
(Increases) decreases in investments held in trust fund, net	(803,597)	111,453	(3,547,248)
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Changes in:
Prepaid federal and state income taxes	242,302	-	(184,524)
Prepaid expenses	36,262	30,838	120,307
Accounts payable and accrued expenses	51,621	22,170	122,073
Federal and state income taxes payable	-	454,825	-
Net cash (used in) provided by operating activities	(109,959)	2,137,079	2,539,831

INVESTING ACTIVITIES
Purchase of investments held in Trust Fund	(223,624,337)	(2,892,723)	(671,903,928)
Maturities of investments held in Trust Fund	223,624,337	2,892,723	451,464,278
Net cash (used in) investing activities	-	-	(220,439,650)

FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholders	-	-	1
Proceeds from issuance of insider warrants in private placement	-	-	4,450,000
Proceeds from issuance of underwriter’s purchase option	-	-	100
Portion of net proceeds from sale of units through public offering
allocated to shares of common stock subject to possible conversion	-	-	66,109,851
Proceeds from issuance of warrants to security holders	-	-	1,550,000
Principal payment on notes	(27,184)	(27,185)	(154,043)
Payment of deferred registration costs	-	-	(272,132)
Net proceeds from sale of units through public offering
including the proceeds from underwriter over-allotment exercise	-	-	148,879,167
Net cash (used in) provided by financing activities	(27,184)	(27,185)	220,562,944

Net (decrease) increase in cash and cash equivalents	(137,143)	2, 109,894	2,663,125

Cash and Cash equivalents
Beginning of period	2,800,268	1,035,420	-
End of period	$2,663,125	$3,145,314	$2,663,125

Supplemental disclosure of non-cash financing activities
Fair value of underwriter purchase option included in offering costs	$-	$-	$4,372,000
Accretion relating to common stock subject to possible conversion	$147,652	$(475,439)	$1,939,099
Financed insurance	$-	$-	$199,350
Supplemental disclosure of cash flow information
Cash paid for interest	$1,915	$1,916	$10,851
Cash paid for income taxes	$-	$690,205	$4,075,217

The accompanying notes should be read in conjunction with the condensed financial statements.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 — DISCUSSION OF THE COMPANY’S ACTIVITIES

Organization and activities – Stoneleigh Partners Acquisition Corp. (the “Company”) was incorporated in Delaware on September 9, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business (a “Target Business”). All activities from inception (September 9, 2005) through October 31, 2008 relate to the Company’s formation and capital raising activities.

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

In connection with the IPO, approximately $220.4 million (or approximately $7.91 per Unit) of the net proceeds of the Offering, the sale of the Insider Warrants (defined in Note 6) and the sale of common stock to the Initial Stockholders were initially held in the Trust Account and invested in permitted United States government securities and money market funds. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective acquisition targets or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. There may be released to the Company from the Trust Account (i) interest income earned on the Trust Account balance to pay any tax obligations of the Company, and (ii) up to an aggregate amount of $3,000,000 in interest earned on the Trust Account to fund expenses related to investigation and selection of a Target Business and the Company’s other working capital requirements. As of October 31, 2008, the Company has transferred $7,235,257 of interest income to its operating account of which $4,259,266 was used to pay income and franchise taxes.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 — DISCUSSION OF THE COMPANY’S ACTIVITIES – (CONTINUED)

The Company, after signing a definitive agreement for a Business Combination, is obligated to submit such transaction for approval by a majority of the public stockholders of the Company. Stockholders that vote against such proposed Business Combination and exercise their conversion rights are, under certain conditions described below, entitled to convert their shares into a pro-rata distribution from the Trust Account (the “Conversion Right”).  The actual per share conversion price will be equal to the amount in the Trust Account (inclusive of interest thereon other than (i) up to $3.0 million distributed to the Company for working capital and (ii) amounts necessary to pay any of the Company’s tax obligations), calculated as of two business days prior to the proposed Business Combination, divided by the number of shares sold in the Offering, or approximately $8.04 per share based on the value of the Trust Account as of October 31, 2008.  As a result of the Conversion Right, $68,048,950 (including accumulated accretion of $1,939,099) has been classified as common stock subject to possible conversion. The Initial Stockholders have agreed to vote their 6,250,000 founding shares of common stock in accordance with the manner in which the majority of the shares of common stock offered in the Offering are voted by the Company’s public stockholders (“Public Stockholders”) with respect to a Business Combination.

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

 NOTE 2 — OFFERING AND PRIVATE PLACEMENT OF INSIDER WARRANTS

 In the Offering, effective May 31, 2007 (closed on June 5, 2007), the Company sold to the public 25,000,000 units (the “Units” or a “Unit”) at a price of $8.00 per Unit. Net proceeds from the Offering totaled approximately $193 million, which was net of approximately $6.5 million in underwriting fees and other expenses paid at closing. Each unit consists of one share of the Company’s common stock and one warrant (a “Warrant”). The Company sold to HCFB/Brenner Securities LLC (“HCFP” or “Representative”), the Representative of the underwriters in the Offering, an option to purchase up to a total of 1,250,000 additional Units (Note 6). The Company also granted to the Representative a 45-day option to purchase up to 3,750,000 Units solely to cover over allotments.

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

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements - The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the period from inception (September 9, 2005) to July 31, 2008 included in the Company’s Form 10-K filed on October 6, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three months ended October 31, 2008 and  2007 and for the period from inception (September 9, 2005) to October 31, 2008 are not necessarily indicative of the results to be expected for any other interim period of any future year

Cash and Cash Equivalents – Included in cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with original maturities of three months or less when purchased.

Investments held in trust- At October 31, 2008 the investment held in trust was invested in a Morgan Stanley Treasury Portfolio fund. The Company recognized interest income of $820,560 and $2,781,271 on investments held in trust for the three months ended October  31, 2008 and 2007, respectively, and $10,785,006 for the periods from inception (September 9, 2005) to October 31, 2008 which are included on the accompanying  statements of income.

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

Basic earnings  per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding for the period. In addition to the 100 shares purchased by the Initial Stockholders upon formation, the 6,249,900 shares of the Company’s common stock issued on April 4, 2007 (Note 6) and 19,496,035 shares issued in the Offering have been included in the weighted average common shares outstanding for the periods presented. Basic net income per share subject to possible conversion is calculated by dividing accretion of Trust Account relating to common stock subject to possible conversion by 8,351,465 shares subject to possible conversion.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. No such securities were outstanding as of October 31, 2008 and since the outstanding warrants to purchase common stock and the underwriters purchase option (“UPO”) are contingently exercisable, they have been excluded from the Company’s computation of diluted net income per share for the three months ended October 31, 2008 and 2007.

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

Income Taxes – Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. As of October 31, 2008 and October 31, 2007, there were no temporary differences and therefore no deferred tax has been established.

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

 Fair Value Measurements- In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value.

 Effective August 1, 2008, the Company implemented SFAS Statement No. 157, which did not have an  impact on the Company’s financial results.

The following table presents certain of the Company’s assets that are measured at fair value as of October 31 2008. In general, fair values determined by Level 1 inputs utilize quoted prices in active markets and the fair values described below were determined through market, observable and corroborated sources.

		Quoted Prices in
		Active Markets
	October 31, 2008	(Level 1)
Description
Cash and cash equivalents	$2,663,125	$2,663,125
Cash and cash equivalents held in Trust Account	223,986,898	223,986,898
Total	$226,650,023	$226,650,023

In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities and is evaluating the impact, if any, this standard will have on its financial statements.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(CONTINUED)

New Accounting Pronouncements –

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

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which will require the Company to adopt these provisions beginning in fiscal 2009 and thereafter.  The Company does not expect the adoption of SFAS 161 to have a material impact on its financial condition or results of operations

 The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 4 — TAXES

The Company’s effective tax rate approximates the combined federal and state statutory rate. The Company is incorporated in Delaware and accordingly is subject to franchise taxes. Included as part of general and administrative costs in the accompanying statement of operations for the three months ended October 31, 2008 and 2007 is Delaware franchise tax expense of $43,630 and $43,132, respectively, and $274,190 for the period from September 9, 2005 (inception) through October 31, 2008. Provision for income taxes consists of:

	For the three	For the three	From September 9,
	months ended	months ended	2005 (inception) to
	October 31, 2008	October 31, 2007	October 31, 2008
Federal	$196,871	$945,318	$3,116,729
State	45,431	199,712	773,964
	$242,302	$1,145,030	$3,890,693

NOTE 5 — COMMITMENTS

Administrative Services Agreement

The Company agreed to pay an affiliate of two stockholders $7,500 per month commencing on May 31, 2007 (effective date of the Offering) for office, secretarial and administrative services. For the three months ended October 31, 2008 and 2007 and the period from September 9, 2005 (inception) through October 31, 2008, $22,500, $22,500 and $127,500 respectively, for these services is included in general and administrative costs in the accompanying statements of operations.

Underwriting Agreement

In connection with the Offering, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with HCFP, the representative of the underwriters in the Offering.

Pursuant to the Underwriting Agreement, the Company paid to the underwriters certain fees and expenses related to the Offering, including underwriting discounts of $7,240,350.

In addition, in accordance with the terms of the Underwriting Agreement, the Company engaged HCFP, on a non-exclusive basis, to act as its agent for the solicitation of the exercise of the Company’s Warrants. In consideration for solicitation services, the Company will pay HCFP a commission equal to 5% of the exercise price for each Warrant exercised if the exercise is solicited by HCFP.

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

NOTE 7 — NOTE PAYABLE

The Company financed its Directors’ and Officers’ insurance policy for the amount of $199,350 (the ‘‘Payable’’) due to First Insurance Funding Corp. of New York (secured by the uncovered premium of the policy).  The Payable bears interest at 7.2% per annum. Payments of $9,700 commenced June 30, 2007 and will continue through March 31, 2009. For the three months ended October 31, 2008 and 2007 and for the period from September 9, 2005 (inception) through October 31, 2008 the Company recognized $1,915, $1,916 and $10,852, respectively, of interest expense and at October 31, 2008, the Payable balance was $45,307.

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

Results of Operations

Net income for the three months ended October 31, 2008 was $363,453, which consisted of interest income of the trust fund of $820,560 and interest income on cash and cash equivalents of $11,720, partially offset by general and administrative costs of $224,610, which was comprised of professional fees of $104,584, filing fees of $10,607, $22,500 for a monthly administrative services agreement with an affiliate, $27,688 of directors and officers (“D&O”) insurance, $43,630 for Delaware franchise taxes, and $15,601 for miscellaneous expenses. We also incurred $1,915 of interest expense for the financing of the D&O insurance and a $242,301 provision for income taxes.

Net income for the three months ended October 31, 2007 was $1,517,793, which consisted of interest income of the trust fund of $2,781,271, and interest income on cash and cash equivalents of $25,612, partially offset by general and administrative costs of $142,144, which was comprised of  professional fees of $53,312, filing fees of $1,103, $22,500 for a monthly administrative services agreement with an affiliate, $27,688 of D&O insurance, $43,132 for Delaware franchise taxes, and ($5,591) for miscellaneous expenses. We also incurred $1,916 of interest expense for the financing of the D&O insurance and a $1,145,030 provision for income taxes.

Net income  for the period from inception (September 9, 2005) to October 31, 2008 was $6,029,223 which consisted of interest income of the trust fund of $10,785,006 and interest income on cash and cash equivalents of $173,611, partially offset by general and administrative costs of $1,027,849 which was comprised of professional fees of $374,560, filing fees of $31,377, $127,500 for a monthly administrative services payment to an affiliate, $156,896 for D&O Insurance, $274,190 for Delaware franchise taxes, and $63,326 for miscellaneous expenses.  We also incurred $10,852 of interest expense for the financing of the D&O Insurance and a $3,890,693 provision for income taxes.

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

We believe that the working capital available to us, in addition to the funds available to us outside of the trust account will be sufficient to allow us to operate until May 31, 2009, assuming that a business combination is not consummated during that time. We have estimated that up to $3,300,000 of working capital and reserves shall be allocated as follows for our operating expenses from our initial public offering through May 31, 2009: $800,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations and structuring and negotiating a business combination; up to $180,000 for the administrative fee payable to PLM International Inc. ($7,500 per month for 24 months), an affiliated third party; $100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations; and $2,220,000 for general working capital that can be used for fairness opinions in connection with our acquisition plans, director and officer liability insurance premiums, and other miscellaneous expenses and reserves. As of October 31, 2008, we had $2,663,125 of cash and cash equivalents available for our use outside of the trust account.

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

Through October 31, 2008, $7,235,257 of interest income was released to the Company from the trust account of which $4,259,266 was used to pay income and franchise taxes.

During the quarter ended October 31, 2008 the decrease in interest income is primarily due to the trust funds being placed in a less risky investment vehicles due to the current market conditions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

As of October 31, 2008, $223,986,898 was held in trust for the purposes of consummating a business combination. At October 31, 2008 the investment held in trust was invested in a Morgan Stanley Treasury Portfolio fund. As of October 31, 2008, the effective annualized interest rate payable on our investment was 0.30%.

We have not engaged in any hedging activities since our inception on September 9, 2005. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 4. CONTROLS AND PROCEDURES.

Our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures as of October 31, 2008, the end of the fiscal quarter covered in this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As of October 31, 2008, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1A. RISK FACTORS.

Please see the information disclosed in the “Risk Factors” section of our Form 10-K for the year ended July 31, 2008 filed with the Securities and Exchange Commission on October 6, 2008.

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

Dated: December 8, 2008
	By:	/s/ Gary D. Engle
Gary D. Engle Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: December 8, 2008
	By:	/s/ James A. Coyne
James A. Coyne Chief Financial Officer and Vice Chairman (Principal Financial and Accounting Officer)