Form 10-Q
period 2009-01-31
STONELEIGH PARTNERS ACQUISITION CORP.
filed 2009-03-10
CIK 1345715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2009

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

As of March 9, 2009 there were 34,097,500 shares of Common Stock, par value $0.0001 outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	January 31, 2009	July 31, 2008
	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$2,546,322	$2,800,268
Investments held in Trust (Notes 1 and 3)	224,014,838	223,183,301
Prepaid federal and state income taxes	260,903	426,826
Prepaid expenses	42,782	115,305
Total current assets	226,864,845	226,525,700

TOTAL ASSETS	$226,864,845	$226,525,700

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$189,637	$70,452
Note payable (Note 7)	18,123	72,491
Total current liabilities	207,760	142,943

COMMON STOCK SUBJECT TO POSSIBLE CONVERSION
(8,351,465 shares at conversion value) (Note 1)	68,062,163	67,901,298

COMMITMENTS (Note 5)	-	-

STOCKHOLDERS' EQUITY (Notes 2 and 6):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 issued and outstanding
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 25,746,035 shares issued and outstanding (excluding
8,351,465 shares subject to possible conversion)	2,575	2,575
Additional paid-in capital	152,652,249	152,813,114
Earnings accumulated in the development stage	5,940,098	5,665,770
TOTAL STOCKHOLDERS’ EQUITY	158,594,922	158,481,459

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$226,864,845	$226,525,700

The accompanying notes should be read in conjunction with the condensed financial statements.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS

	For the three	For the three	For the six	For the six	From September 9,
	months ended	months ended	months ended	months ended	2005 (inception) to
	January 31, 2009	January 31, 2008	January 31, 2009	January 31, 2008	January 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-	$-
Operating Expenses
General and administrative costs (Notes 4 and 5)	225,466	139,818	450,076	281,962	1,253,315

Loss from operations	(225,466)	(139,818)	(450,076)	(281,962)	(1,253,315)

Other income (expense)
Interest income (Note 1)	78,840	2,498,209	911,120	5,305,092	11,037,457
Interest expense (Note 7)	(1,915)	(1,916)	(3,830)	(3,832)	(12,767)
(Loss) income before provision for income taxes	(148,541)	2,356,475	457,214	5,019,298	9,771,375

(Benefit from) provision for federal and
state income taxes (Note 4)	(59,416)	862,689	182,886	2,007,719	3,831,277
Net (loss) income for the period	$(89,125)	$1,493,786	$274,328	$3,011,579	$5,940,098

Accretion of Trust Fund relating to
common stock subject to possible conversion	(13,213)	(468,060)	(160,865)	(943,499)	(1,952,312)

Net (loss) income attributable to common stockholders	$(102,338)	$1,025,726	$113,463	$2,068,080	$3,987,786

Shares outstanding subject to possible conversion	8,351,465	8,351,465	8,351,465	8,351,465

Net income per share subject to possible
conversion, basic and diluted	$0.00	$0.06	$0.02	$0.11

Weighted average number of shares outstanding	25,746,035	25,746,035	25,746,035	25,746,035

Net (loss) income per share:
Basic and diluted	$(0.00)	$0.04	$0.00	$0.08

The accompanying notes should be read in conjunction with the condensed financial statements.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
From September 9, 2005 (inception) to January  31, 2009

				(Deficit) Earnings
	Common stock		Additional	Accumulated in the
	Shares	Amount	Paid-In-Capital	Development Stage	Total

Balance, September 9, 2005 (inception)	-	$-	$-	$-	$-
Issuance of Common Stock to initial stockholder	100	-	1	-	1
Issuance of 8,150,000 Warrants at $0.05
per warrant	-	-	407,500	-	407,500
Issuance of 700,000 Class Z warrants and
700,000 Class W warrants at $0.05 per
warrant	-	-	70,000	-	70,000
Issuance of 6,925,000 Class Z warrants and
6,925,000 Class W warrants at $0.05 per
warrant	-	-	692,500	-	692,500
Net loss for the period	-	-	-	(2,230)	(2,230)
Balance, July 31, 2006	100	$-	$1,170,001	$(2,230)	$1,167,771
Issuance of 3,800,000 Class Z warrants and
3,800,000 Class W warrants at $0.05 per
warrant	-	-	380,000	-	380,000
Issuance of common stock to initial stockholders
with an aggregate value of $1,550,000 in exchange
for the return and cancellation of 15,500,000
Class Z warrants and 15,500,000 Class W warrants
with an aggregate value of $1,550,000	6,249,900	625	(625)	-	-
Proceeds from sale of underwriter purchase option	-	-	100	-	100
Proceeds from issuance of insider warrants	-	-	4,450,000	-	4,450,000
Sale of 27,847,500 units through public
offering net of underwriter discount and
offering expenses and excluding $66,109,851 of
proceeds allocable to 8,351,465 shares
of common stock subject to possible conversion	19,496,035	1,950	148,605,085	-	148,607,035
Accretion of trust fund relating to common stock subject to
possible conversion	-	-	(317,741)	-	(317.,741)
Net income for the year	-	-	-	1,040,419	1,040,419
Balance, July 31, 2007	25,746,035	$2,575	$154,286,820	$1,038,189	$155,327,584
Accretion of trust fund relating to common stock subject to
possible conversion	-	-	(1,473,706)	-	(1,473,706)
Net income for the year	-	-	-	4,627,581	4,627,581
Balance, July 31, 2008	25,746,035	$2,575	$152,813,114	$5,665,770	$158,481,459
Accretion of trust fund relating to common stock subject to
possible conversion (unaudited)	-	-	(160,865)	-	(160,865)
Net income for the period (unaudited)	-	-	-	274,328	274,328
Balance, January 31, 2009 (unaudited)	25,746,035	$2,575	$152,652,249	$5,940,098	$158,594,922

The accompanying notes should be read in conjunction with the condensed financial statements.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS

	For the six	For the six	From September 9,
	months ended	months ended	2005 (inception) to
	January 31, 2009	January 31, 2008	January 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING ACTIVITIES
Net income for the period	$274,328	$3,011,579	$5,940,098
(Increases) decreases in investments held in trust fund, net	(831,537)	(96,885)	(3,575,188)
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Changes in:
Prepaid federal and state income taxes	165,923	(246,097)	(260,903)
Prepaid expenses	72,523	61,675	156,569
Accounts payable and accrued expenses	119,185	63,121	189,637
Federal and state income taxes payable	-	(690,189)	-
Net cash (used in) provided by operating activities	(199,578)	2,103,204	2,450,213

INVESTING ACTIVITIES
Purchase of investments held in Trust Fund	(223,669,830)	(5,146,523)	(671,949,421)
Maturities of investments held in Trust Fund	223,669,830	5,146,523	451,509,771
Net cash (used in) investing activities	-	-	(220,439,650)

FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholders	-	-	1
Proceeds from issuance of insider warrants in private placement	-	-	4,450,000
Proceeds from issuance of underwriter’s purchase option	-	-	100
Portion of net proceeds from sale of units through public offering
allocated to shares of common stock subject to possible conversion	-	-	66,109,851
Proceeds from issuance of warrants to security holders	-	-	1,550,000
Principal payment on notes	(54,368)	(54,368)	(181,228)
Payment of deferred registration costs	-	-	(272,132)
Net proceeds from sale of units through public offering
including the proceeds from underwriter over-allotment exercise	-	-	148,879,167
Net cash (used in) provided by financing activities	(54,368)	(54,368)	220,535,759

Net (decrease) increase in cash and cash equivalents	(253,946)	2, 048,836	2,546,322

Cash and Cash equivalents
Beginning of period	2,800,268	1,035,420	-
End of period	$2,546,322	$3,084,256	$2,546,322

Supplemental disclosure of non-cash financing activities
Fair value of underwriter purchase option included in offering costs	$-	$-	$4,372,000
Accretion relating to common stock subject to possible conversion	$160,865	$943,499	$1,952,312
Financed insurance	$18,123	$126,860	$199,350
Supplemental disclosure of cash flow information
Cash paid for interest	$3,830	$3,832	$12,767
Cash paid for income taxes	$16,963	$2,944,005	$4,092,180

The accompanying notes should be read in conjunction with the condensed financial statements.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 — DISCUSSION OF THE COMPANY’S ACTIVITIES

Organization and activities – Stoneleigh Partners Acquisition Corp. (the “Company”) was incorporated in Delaware on September 9, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business (a “Target Business”). All activities from inception (September 9, 2005) through January 31, 2009 relate to the Company’s formation and capital raising activities.

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

The Company’s Certificate of Incorporation provides that the Company’s corporate existence will cease in the event it does not consummate a Business Combination by May 31, 2009. If the Company does not effect a Business Combination by May 31, 2009 (the “Target Business Acquisition Period”), the Company's corporate existence will cease.  In such case, the Company will disolve and liquidate for the purpose of winding up its affairs and will promptly distribute the amount held in trust (the “Trust Account”), which is substantially all of the proceeds from the Offering, including any accrued interest, to its public stockholders.  As of March 10, 2009, the Company has not executed any definitive agreements related to an acquisition.

In connection with the IPO, approximately $220.4 million (or approximately $7.91 per Unit) of the net proceeds of the Offering, the sale of the Insider Warrants (defined in Note 6) and the sale of common stock to the Initial Stockholders were initially held in the Trust Account and invested in permitted United States government securities and money market funds. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective acquisition targets or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. There may be released to the Company from the Trust Account (i) interest income earned on the Trust Account balance to pay any tax obligations of the Company, and (ii) up to an aggregate amount of $3,000,000 in interest earned on the Trust Account to fund expenses related to investigation and selection of a Target Business and the Company’s other working capital requirements. As of January 31, 2009, the Company has transferred $7,280,750 of interest income to its operating account of which $4,280,750 was used to pay income and franchise taxes.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 — DISCUSSION OF THE COMPANY’S ACTIVITIES – (CONTINUED)

The Company, after signing a definitive agreement for a Business Combination, is obligated to submit such transaction for approval by a majority of the public stockholders of the Company. Stockholders that vote against such proposed Business Combination and exercise their conversion rights are, under certain conditions described below, entitled to convert their shares into a pro-rata distribution from the Trust Account (the “Conversion Right”).  The actual per share conversion price will be equal to the amount in the Trust Account (inclusive of interest thereon other than (i) up to $3.0 million distributed to the Company for working capital and (ii) amounts necessary to pay any of the Company’s tax obligations), calculated as of two business days prior to the proposed Business Combination, divided by the number of shares sold in the Offering, or approximately $8.04 per share based on the value of the Trust Account as of January  31, 2009.  As a result of the Conversion Right, $68,062,163 (including accumulated accretion of $1,952,312) has been classified as common stock subject to possible conversion. The Initial Stockholders have agreed to vote their 6,250,000 founding shares of common stock in accordance with the manner in which the majority of the shares of common stock offered in the Offering are voted by the Company’s public stockholders (“Public Stockholders”) with respect to a Business Combination.

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

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements - The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the period from inception (September 9, 2005) to July 31, 2008 included in the Company’s Form 10-K filed on October 6, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and six months ended January 31, 2009 and January 31, 2008 and for the period from inception (September 9, 2005) to January 31, 2009 are not necessarily indicative of the results to be expected for any other interim period of any future year

Cash and Cash Equivalents – Included in cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with original maturities of three months or less when purchased.

Investments held in trust - At January 31, 2009 the investment held in trust was invested in a Morgan Stanley Treasury Portfolio fund. The Company recognized interest income of $73,432 and $893,992 on investments held in trust for the three and six months ended January 31, 2009, respectively, $2,462,138 and $5,243,408 for the three and six months ended January 31, 2008, respectively, and $10,858,438 for the period from inception (September 9, 2005) to January 31, 2009 which are included on the accompanying statements of income.

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

Net Income (Loss) Per Share – Net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding.

Basic earnings (loss) per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding for the period. In addition to the 100 shares purchased by the Initial Stockholders upon formation, the 6,249,900 shares of the Company’s common stock issued on April 4, 2007 (Note 6) and 19,496,035 shares issued in the Offering have been included in the weighted average common shares outstanding for the periods presented. Basic net income per share subject to possible conversion is calculated by dividing accretion of Trust Account relating to common stock subject to possible conversion by 8,351,465 shares subject to possible conversion.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. No such securities were outstanding as of January 31, 2009 and since the outstanding warrants to purchase common stock and the underwriters purchase option (“UPO”) are contingently exercisable, they have been excluded from the Company’s computation of diluted net income per share for the three and six  months ended January 31, 2009 and 2008.

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

Income Taxes – Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. As of January 31, 2009 and January 31, 2008, there were no temporary differences and therefore no deferred tax has been established.

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

Fair Value Measurements - On August 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” related to the valuation and reporting of the Company’s financial assets and liabilities.  The adoption of the SFAS No. 157 did not have a material impact on the Company’s financial assets and liabilities or its financial results.  SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company holds. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 – Valuations based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include  quoted prices for identical or similar assets or liabilities in markets that are not active, that is, markets in which there are few transactions for the asset or liability, the prices are not current, or  where price quotations may vary either over time or among market makers (for example, dealer or brokered markets).

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(CONTINUED)

Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of observable inputs can vary from product to product and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new and not yet established in the marketplace, and other characteristics particular to the transaction.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to  the fair value measurement in its entirety.  Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure.  The Company uses prices and inputs that are current as of the measurement date.

The following table presents certain of the Company’s assets that are measured at fair value as of January 31 2009 and July 31, 2008.

	Total	Level 1	Level 2
January 31, 2009
Cash and cash equivalents	$2,546,322	$13,001	$2,533,321
Cash and cash equivalents held in Trust Accounts	224,014,838	-	224,014,838
Total	$226,561,160	$13,001	$226,548,159

	Total	Level 1	Level 2
July 31, 2008
Cash and cash equivalents	$2,800,268	$84,074	$2,716,194
Cash and cash equivalents held in Trust Accounts	223,183,301	-	223,183,301
Total	$225,983,569	$84,074	$225,899,495

In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities and is evaluating the impact, if any, this standard will have on its financial statements. If the Company were to complete an acquisition the provisions may have a material effect.

New Accounting Pronouncements –

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations, (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations, but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. In the event that the Company completes acquisitions subsequent to its adoption of SFAS 141 (R), the application of its provisions will likely have a material impact on the Company’s results of operations, although the Company is not currently able to estimate that impact.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which will require the Company to adopt these provisions beginning in fiscal 2009 and thereafter.  The Company does not expect the adoption of SFAS 161 to have a material impact on its financial condition or results of operations

 The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 4 — TAXES

The Company’s effective tax rate approximates the combined federal and state statutory rate. The Company is incorporated in Delaware and accordingly is subject to franchise taxes. Included as part of general and administrative costs in the accompanying statement of operations for the three and six months ended January 31, 2009 is Delaware franchise tax expense of $29,346 and $72,976, respectively, and $43,605 and $86,737 for the three and six months ended January 31, 2008, and $303,536 for the period from September 9, 2005 (inception) through January 31, 2009. Provision for income taxes consists of:

	For the three	For the six	From September 9,
	months ended	months ended	2005 (inception) to
	January 31, 2009	January 31, 2009	January 31, 2009
Federal	$(48,275)	$148,595	$3,098,424
State	(11,141)	34,291	732,853
	$(59,416)	$182,886	$3,831,277

The Company has recently been notified by the Internal Revenue Service that it will be undergoing an audit for the year ended July 31, 2008.

NOTE 5 — COMMITMENTS

Administrative Services Agreement

The Company agreed to pay an affiliate of two stockholders $7,500 per month commencing on May 31, 2007 (effective date of the Offering) for office, secretarial and administrative services. The Company paid $22,500 and $45,00 for the three and six months ended January 31, 2009, $22,500 and $45,000 for the three and six months ended January 31, 2008 and $150,000 for the period from September 9, 2005 (inception) through January 31, 2009 for these services which is included in general and administrative costs in the accompanying statements of operations.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 5 — COMMITMENTS-(CONTINUED)

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

NOTE 7 — NOTE PAYABLE

The Company financed its Directors’ and Officers’ insurance policy for the amount of $199,350 (the ‘‘Payable’’) due to First Insurance Funding Corp. of New York (secured by the uncovered premium of the policy).  The Payable bears interest at 7.2% per annum. Payments of $9,700 commenced June 30, 2007 and will continue through March 31, 2009. The Company recognized interest expense of $1,915 and $3,830 for the three and six months ended January 31, 2009, respectively,  $1,916 and $3,832 for the three and six months ended January 31, 2008 and $12,767 for the period from September 9, 2005 (inception) through January 31, 2009. The note payable balance at January 31, 2009 was $18,123.

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

We are currently continuing the process of identifying and evaluating targets for a business combination. We are not presently engaged in, and will not engage in, any substantive commercial business unless and until we consummate a business combination. Our Certificate of Incorporation provides that we will continue in existance only until May 31, 2009, twenty-four months from the effective date of our IPO.  If we have not completed a business combination by such date, our corporate existance will cease and we will disolve and liquidate for the purposes of winding up our affairs.  We cannot assure investors that we will find or complete a suitable business combination in the allocated time.

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

Results of Operations

Net income (loss) for the three months ended January 31, 2009 and January 31, 2008 was ($89,125) and $1,493,786, respectively, which consisted of interest income on the trust fund of $73,432 and $2,462,138 and interest income on cash and cash equivalents of $5,408 and $36,071 respectively. Income before provision for income taxes was offset by operating costs of $225,466 and $139,818 which was comprised of professional fees of $122,939 and $39,714, filing fees of $12,487 and $200, and a monthly administrative services agreement with an affiliate of $22,500 and $22,500. The Company also incurred $27,688 and $27,687 for directors and officers (“D&O”) insurance and $29,346 and $43,605 for Delaware franchise taxes for the three months ended January 31, 2009 and January 31, 2008, respectively, and $10,506 and $6,112 for miscellaneous expenses, respectively. The Company incurred $1,915 and $1,916 of interest expense for the financing of the D&O insurance and a ($59,416) and $862,689 provision (benefit) for federal and state income taxes.

Net income for the six months ended January 31, 2009 and January 31, 2008 was $274,328 and $3,011,579, which consisted of interest income on the trust fund of $893,992 and $5,243,408 and interest income on cash and cash equivalents of $17,128 and $61,684 respectively. Income before provision for income taxes was offset by operating costs of $450,076 and $281,962 which was comprised of professional fees of $227,523 and $93,026, filing fees of $23,094 and $1,303, and a monthly administrative services agreement with an affiliate of $45,000 and $45,000. The Company also incurred $55,375 and $55,375 for D&O insurance and $72,976 and $86,737 for Delaware franchise taxes and $26,108 and $521 for miscellaneous expenses for the six months ended January 31, 2009 and January 31, 2008 respectively. The Company incurred $3,830 and $3,832 of interest expense for the financing of the D&O insurance and a $182,886 and $2,007,719 provision for federal and state income taxes.

Net income for the period from inception (September 9, 2005) to January 31, 2009 was $5,940,098 which consisted of interest income of the trust fund of $10,858,438 and interest income on cash and cash equivalents of $179,019, partially offset by general and administrative costs of $1,253,315 which was comprised of professional fees of $497,499, filing fees of $43,863, $150,000 for a monthly administrative services payment to an affiliate, $184,583 for D&O Insurance, $303,536 for Delaware franchise taxes, and $73,834 for miscellaneous expenses. We also incurred $12,767 of interest expense for the financing of the D&O Insurance and a $3,831,277 provision for income taxes.

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

We believe that the working capital available to us, in addition to the funds available to us outside of the trust account will be sufficient to allow us to operate until May 31, 2009, assuming that a business combination is not consummated during that time. We have estimated that up to $3,300,000 of working capital and reserves shall be allocated as follows for our operating expenses from our initial public offering through May 31, 2009: $800,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations and structuring and negotiating a business combination; up to $180,000 for the administrative fee payable to PLM International Inc. ($7,500 per month for 24 months), an affiliated third party; $100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations; and $2,220,000 for general working capital that can be used for fairness opinions in connection with our acquisition plans, director and officer liability insurance premiums, and other miscellaneous expenses and reserves. As of January 31, 2009, we had $2,546,322 of cash and cash equivalents available for our use outside of the trust account.

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

Through January 31, 2009, $7,280,750 of interest income was released to the Company from the trust account of which $4,280,750 was used to pay income and franchise taxes.

During the quarter ended January 31, 2009 the decrease in interest income was primarily due to the trust funds being placed in a less risky investment vehicle due to the current market conditions.

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

As of January 31, 2009, $224,014,838 was held in trust for the purposes of consummating a business combination. At January 31, 2009 the investment held in trust was invested in a Morgan Stanley Treasury Portfolio fund. As of January 31, 2009, the effective annualized interest rate payable on our investment was 0.10%.

We have not engaged in any hedging activities since our inception on September 9, 2005. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 4. CONTROLS AND PROCEDURES.

Our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures as of January 31, 2009, the end of the fiscal quarter covered in this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As of January 31, 2009, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: March 10, 2009
	By:	/s/ Gary D. Engle
Gary D. Engle Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: March 10, 2009
	By:	/s/ James A. Coyne
James A. Coyne Chief Financial Officer and Vice Chairman (Principal Financial and Accounting Officer)