Form 10-Q
period 2009-04-30
STONELEIGH PARTNERS ACQUISITION CORP.
filed 2009-06-09
CIK 1345715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2009

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

As of June 8, 2009 there were 8,497,088  shares of Common Stock, par value $0.0001 outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	April 30, 2009	July 31, 2008
	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$2,190,378	$2,800,268
Investments held in Trust (Notes 1 and 3)	224,087,578	223,183,301
Prepaid federal and state income taxes	309,173	426,826
Prepaid expenses	36,632	115,305
Deferred acquisition costs (Notes 1 and 3)	133,155	-
Total current assets	226,756,916	226,525,700

TOTAL ASSETS	$226,756,916	$226,525,700

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$172,236	$70,452
Note payable (Note 7)	-	72,491
Total current liabilities	172,236	142,943

COMMON STOCK SUBJECT TO POSSIBLE CONVERSION
(8,351,465 shares at conversion value) (Note 1)	68,075,252	67,901,298

COMMITMENTS (Note 5)	-	-

STOCKHOLDERS' EQUITY (Notes 2 and 6):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 issued and outstanding
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 25,746,035 shares issued and outstanding (excluding
8,351,465 shares subject to possible conversion)	2,575	2,575
Additional paid-in capital	152,639,160	152,813,114
Earnings accumulated in the development stage	5,867,693	5,665,770
TOTAL STOCKHOLDERS’ EQUITY	158,509,428	158,481,459

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$226,756,916	$226,525,700

The accompanying notes should be read in conjunction with the condensed financial statements.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS

	For the three	For the three	For the nine	For the nine	From September 9,
	months ended	months ended	months ended	months ended	2005 (inception) to
	April 30, 2009	April 30, 2008	April 30, 2009	April 30, 2008	April 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating Expenses
General and administrative costs (Notes 4 and 5)	$193,616	$160,406	$643,692	$442,368	$1,446,931

Loss from operations	(193,616)	(160,406)	(643,692)	(442,368)	(1,446,931)

Other income (expense)
Interest income (Note 1)	74,218	1,674,261	985,338	6,979,353	11,111,675
Interest expense (Note 7)	(1,277)	(1,916)	(5,107)	(5,748)	(14,044)
(Loss) income before provision for income taxes	(120,675)	1,511,939	336,539	6,531,237	9,650,700

(Benefit from) provision for federal and
state income taxes (Note 4)	(48,270)	592,859	134,616	2,600,578	3,783,007
Net (loss) income for the period	$(72,405)	$919,080	$201,923	$3,930,659	$5,867,693

Accretion of Trust Fund relating to
common stock subject to possible conversion	(13,089)	(297,738)	(173,954)	(1,241,237)	(1,965,401)

Net (loss) income attributable to common stockholders	$(85,494)	$621,342	$27,969	$2,689,422	$3,902,292

Shares outstanding subject to possible conversion	8,351,465	8,351,465	8,351,465	8,351,465

Net (loss) income per share subject to possible
conversion, basic and diluted	$(0.00)	$0.04	$0.02	$0.15

Weighted average number of shares outstanding	25,746,035	25,746,035	25,746,035	25,746,035

Net (loss) income per share:
Basic and diluted	$(0.00)	$0.02	$0.00	$0.10

The accompanying notes should be read in conjunction with the condensed financial statements.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
From September 9, 2005 (inception) to April 30, 2009

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
Sale of 27,847,500 units through public
offering net of underwriter discount and
offering expenses and excluding $66,109,851 of
proceeds allocable to 8,351,465 shares
of common stock subject to possible conversion	19,496,035	1,950	148,605,085	-	148,607,035
Accretion of trust fund relating to common stock subject to
possible conversion	-	-	(317,741)	-	(317.,741)
Net income for the year	-	-	-	1,040,419	1,040,419
Balance, July 31, 2007	25,746,035	$2,575	$154,286,820	$1,038,189	$155,327,584
Accretion of trust fund relating to common stock subject to
possible conversion	-	-	(1,473,706)	-	(1,473,706)
Net income for the year	-	-	-	4,627,581	4,627,581
Balance, July 31, 2008	25,746,035	$2,575	$152,813,114	$5,665,770	$158,481,459
Accretion of trust fund relating to common stock subject to
possible conversion (unaudited)	-	-	(173,954)	-	(173,954)
Net income for the period (unaudited)	-	-	-	201,923	201,923
Balance, April 30, 2009 (unaudited)	25,746,035	$2,575	$152,639,160	$5,867,693	$158,509,428

The accompanying notes should be read in conjunction with the condensed financial statements.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS

	For the nine	For the nine	From September 9,
	months ended	months ended	2005 (inception) to
	April 30, 2009	April 30, 2008	April 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING ACTIVITIES
Net income for the period	$201,923	$3,930,659	$5,867,693
Increases in investments held in trust fund, net	(904,277)	(924,117)	(3,647,928)
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Changes in:
Prepaid federal and state income taxes	117,653	(373,238)	(309,173)
Prepaid expenses	78,673	60,926	162,719
Accounts payable and accrued expenses	101,784	12,489	172,236
Federal and state income taxes payable	-	(690,189)	-
Net cash (used in) provided by operating activities	(404,244)	2,016,530	2,245,547

INVESTING ACTIVITIES
Purchases of investments held in Trust Fund	(223,669,830)	(5,973,944)	(671,949,421)
Maturities of investments held in Trust Fund	223,669,830	5,973,944	451,509,771
Deferred acquisition costs paid	(133,155)	-	(133,155)
Net cash used in investing activities	(133,155)	-	(220,572,805)

FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholders	-	-	1
Proceeds from issuance of insider warrants in private placement	-	-	4,450,000
Proceeds from issuance of underwriter’s purchase option	-	-	100
Portion of net proceeds from sale of units through public offering
allocated to shares of common stock subject to possible conversion	-	-	66,109,851
Proceeds from issuance of warrants to security holders	-	-	1,550,000
Principal payment on notes	(72,491)	(81,553)	(199,351)
Payment of deferred registration costs	-	-	(272,132)
Net proceeds from sale of units through public offering
including the proceeds from underwriter over-allotment exercise	-	-	148,879,167
Net cash (used in) provided by financing activities	(72,491)	(81,553)	220,517,636

Net (decrease) increase in cash and cash equivalents	(609,890)	1,934,977	2,190,378

Cash and Cash equivalents
Beginning of period	2,800,268	1,035,420	-
End of period	$2,190,378	$2,970,397	$2,190,378

Supplemental disclosure of non-cash financing activities
Fair value of underwriter purchase option included in offering costs	$-	$-	$4,372,000
Accretion relating to common stock subject to possible conversion	$173,954	$1,241,237	$1,965,401
Financed insurance	$-	$99,675	$199,350
Supplemental disclosure of cash flow information
Cash paid for interest	$5,107	$5,748	$14,044
Cash paid for income taxes	$16,963	$3,664,005	$4,092,180

The accompanying notes should be read in conjunction with the condensed financial statements.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 — DISCUSSION OF THE COMPANY’S ACTIVITIES

Organization and activities – Stoneleigh Partners Acquisition Corp. (the “Company”) was incorporated in Delaware on September 9, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business (a “Target Business”). All activities from inception (September 9, 2005) through April 30, 2009 relate to the Company’s formation, capital raising and acquisition activities.

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

The Company’s Certificate of Incorporation provides that the Company’s corporate existence will cease in the event it does not consummate a Business Combination by May 31, 2009 (See Note 8). If the Company does not effect a Business Combination by May 31, 2009 (the “Target Business Acquisition Period”), the Company’s corporate existence will cease. In such case, the company will dissolve and liquidate for winding up its affairs, and will promptly distribute the amount held in trust (the “Trust Account”), which is substantially all of the proceeds from the Offering, including any accrued interest, to its public stockholders.

In connection with the IPO, approximately $220.4 million (or approximately $7.91 per Unit) of the net proceeds of the Offering, the sale of the Insider Warrants (defined in Note 6) and the sale of common stock to the Initial Stockholders were initially held in the Trust Account and invested in permitted United States government securities and money market funds. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective acquisition targets or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. There may be released to the Company from the Trust Account (i) interest income earned on the Trust Account balance to pay any tax obligations of the Company, and (ii) up to an aggregate amount of $3,000,000 in interest earned on the Trust Account to fund expenses related to investigation and selection of a Target Business and the Company’s other working capital requirements. As of April 30, 2009 and 2008, the Company has transferred $7,280,750 and $6,769,675,  respectively, of interest income from the Trust Account to its operating account of which $4,359,838 and $3,776,237, respectively, was used to pay income and franchise taxes.

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 — DISCUSSION OF THE COMPANY’S ACTIVITIES – (CONTINUED)

The Company, after signing a definitive agreement for a Business Combination, is obligated to submit such transaction for approval by a majority of the public stockholders of the Company. Stockholders that vote against such proposed Business Combination and exercise their conversion rights are, under certain conditions described below, entitled to convert their shares into a pro-rata distribution from the Trust Account (the “Conversion Right”).  The actual per share conversion price will be equal to the amount in the Trust Account (inclusive of interest thereon other than (i) up to $3.0 million distributed to the Company for working capital and (ii) amounts necessary to pay any of the Company’s tax obligations), calculated as of two business days prior to the proposed Business Combination, divided by the number of shares sold in the Offering, or approximately $8.05 per share based on the value of the Trust Account as of April 30, 2009.  As a result of the Conversion Right, $68,075,252 (including accumulated accretion of $1,965,401) has been classified as common stock subject to possible conversion. The Initial Stockholders have agreed to vote their 6,250,000 founding shares of common stock in accordance with the manner in which the majority of the shares of common stock offered in the Offering are voted by the Company’s public stockholders (“Public Stockholders”) with respect to a Business Combination.

On April 7, 2009, Stoneleigh entered into a non-binding letter of intent with Realty Finance Corporation (RFC), a commercial real estate specialty finance company focused on originating and acquiring whole loans, bridge loans, subordinate interests in whole loans, commercial mortgage-backed securities and mezzanine loans, primarily in the United States.  The letter of intent provides for Stoneleigh to purchase approximately 31,000,000 shares of common stock of RFC or a lesser amount, in Stoneleigh’s discretion and $31,250,000 principal amount of senior secured notes of RFC for $25,000,000 in cash.  Stoneleigh has the option to adjust its investment to any amount between $20,000,000 and $150,000,000.  The amount of the investment will be based on, among other factors, capital available to Stoneleigh and market conditions (See Note 8).  The number of shares of common stock and the principal amount of the note will be adjusted based on Stoneleigh’s investment.  The note will be secured by a first priority senior secured position in all of the assets of RFC, including the capital stock of RFC’s subsidiaries, and bear interest at the rate if 8%.  Additionally, Stoneleigh will have the right to appoint three and the six members to RFC’s board of directors upon the closing of the transaction.  Stoneleigh intends for the transaction to constitute a business combination as provided in its certificate of incorporation.  If the Company consummates the transaction, the Company expects to own at least 50% of RFC.  The Company has incurred $133,155 in costs that relate to this transaction (Note 3).

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

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements - The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the period from inception (September 9, 2005) to July 31, 2008 included in the Company’s Form 10-K filed on October 6, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and nine months ended April 30, 2009 and April 30, 2008 and for the period from inception (September 9, 2005) to April 30, 2009 are not necessarily indicative of the results to be expected for any other interim period of any future year.

Cash and Cash Equivalents – Included in cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with original maturities of three months or less when purchased.

Deferred Acquisition Costs - Costs related to proposed acquisitions are capitalized and in the event the acquisition does not occur, the costs will be expensed (See Note 1).  The deferred acquisition costs capitalized at April 30, 2009 relate to the Realty Finance Corporation transaction.

Investments held in trust - At April 30, 2009 the investments held in trust was invested in a Morgan Stanley Treasury Portfolio fund. The Company recognized interest income of $72,741 and $966,733 on investments held in trust for the three and nine months ended April 30, 2009, respectively, $1,654,653 and $6,898,062 for the three and nine months ended April 30, 2008, respectively, and $10,931,179 for the period from inception (September 9, 2005) to April 30, 2009 which are included on the accompanying statements of operations.

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

Basic net income per share subject to possible conversion is calculated by dividing accretion of Trust Account relating to common stock subject to possible conversion by 8,351,465 shares subject to possible conversion.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. No such securities were outstanding as of April 30, 2009 and since the outstanding warrants to purchase common stock and the underwriters purchase option (“UPO”) are contingently exercisable, they have been excluded from the Company’s computation of diluted net income per share for the three and nine  months ended April 30, 2009 and 2008.

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

Income Taxes – Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. As of April 30, 2009 and April 30, 2008, there were no temporary differences and therefore no deferred tax has been established.

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

The following table presents certain of the Company’s assets that are measured at fair value as of April 30, 2009 and July 31, 2008.
	Total	Level 1	Level 2
April 30, 2009
Cash and cash equivalents	$2,190,378	$55,580	$2,134,798
Investments held in Trust	224,087,578	-	224,087,578
Total	$226,277,956	$55,580	$226,222,376

	Total	Level 1	Level 2
July 31, 2008
Cash and cash equivalents	$2,800,268	$84,074	$2,716,194
Investments held in Trust	223,183,301	-	223,183,301
Total	$225,983,569	$84,074	$225,899,495

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

STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 4 — INCOME TAXES

The Company’s effective tax rate approximates the combined federal and state statutory rate. The Company is incorporated in Delaware and accordingly is subject to franchise taxes. Included as part of general and administrative costs in the accompanying statement of operations for the three and nine months ended April 30, 2009 is Delaware franchise tax expense of $40,233 and $113,209, respectively, and $63,927 and $150,664 for the three and nine months ended April 30, 2008, and $343,769 for the period from September 9, 2005 (inception) through April 30, 2009. Provision for (benefit from) income taxes consists of:

	For the three	For the nine	From September 9,
	months ended	months ended	2005 (inception) to
	April 30, 2009	April 30, 2009	April 30, 2009
Federal	$(39,219)	$109,376	$3,059,205
State	(9,051)	25,240	723,802
	$(48,270)	$134,616	$3,783,007

The Company is currently undergoing an audit by the Internal Revenue Services for the year ended July 31, 2008.

NOTE 5 — COMMITMENTS

Administrative Services Agreement

The Company agreed to pay an affiliate of two stockholders $7,500 per month commencing on May 31, 2007 (effective date of the Offering) for office, secretarial and administrative services. The Company paid $22,500 and $67,500 for the three and nine months ended April 30, 2009, $22,500 and $67,500 for the three and nine months ended April 30, 2008 and $172,500 for the period from September 9, 2005 (inception) through April 30, 2009 for these services which is included in general and administrative costs in the accompanying statements of operations.

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

NOTE 5 — COMMITMENTS – (CONTINUED)

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

NOTE 7 — NOTE PAYABLE

The Company financed its Directors’ and Officers’ insurance policy for the amount of $199,350 (the ‘‘Payable’’) due to First Insurance Funding Corp. of New York (secured by the uncovered premium of the policy).  The Payable bears interest at 7.2% per annum. Payments of $9,700 commenced June 30, 2007 and continued through March 31, 2009. The Company recognized interest expense of $1,277 and $5,107 for the three and nine months ended April 30, 2009, respectively, $1,916 and $5,748 for the three and nine months ended April 30, 2008 and $14,044 for the period from September 9, 2005 (inception) through April 30, 2009. At April 30, 2009 the note was fully paid.

NOTE 8 — SUBSEQUENT EVENTS

In May 2009, the Company withdrew $145,088 from the trust account to be used to pay Delaware Franchise fees.

 STONELEIGH PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 8 — SUBSEQUENT EVENTS – (CONTINUED)

On May 29, 2009, the Company held a special meeting of shareholders at which the shareholders voted to further amend the Company’s certificate of incorporation to extend the date on which Stoneleigh’s corporate existence terminates from May 31, 2009 to December 31, 2009 and to allow the holders of shares of common stock issued in the IPO to elect to convert such shares in the IPO into their pro rata portion of the funds held in the trust account established at the time of the IPO.  As a result of the approval of the conversion proposal, 25,600,412 shares of common stock were converted into cash resulting in $205.9 million being withdrawn from the trust account.  Accordingly, as of June 8, 2009, there are 8,497,088 shares of common stock outstanding and $18.1 million remaining in the trust account. As the amount remaining in the trust is less than the $20.0 million minimum investment in the RFC letter of intent, the Company may seek other investors to co-invest in the transaction or alternatively amend the letter of intent to reduce the required investment.

On May 29, 2009, the Company amended its amended and restated certificate of incorporation to extend its corporate life to December 31, 2009.

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

On April 7, 2009, Stoneleigh entered into a non-binding letter of intent with Realty Finance Corporation (RFC), a commercial real estate specialty finance company focused on originating and acquiring whole loans, bridge loans, subordinate interests in whole loans, commercial mortgage-backed securities and mezzanine loans, primarily in the United States.  The letter of intent provides for Stoneleigh to purchase approximately 31,000,000 shares of common stock of RFC or a lesser amount, in Stoneleigh’s discretion and $31,250,000 principal amount of senior secured notes of RFC for $25,000,000 in cash.  Stoneleigh has the option to adjust its investment to any amount between $20,000,000 and $150,000,000.  The amount of the investment will be based on, among other factors, capital available to Stoneleigh and market conditions (See Note 8 to the Condensed Financial Statements).  The number of shares of common stock and the principal amount of the note will be adjusted based on Stoneleigh’s investment   The note will be secured by a first priority senior secured position in all of the assets of RFC, including the capital stock of RFC’s subsidiaries, and bear interest at the rate if 8%.  Additionally, Stoneleigh will have the right to appoint three and the six members to RFC’s board of directors upon the closing of the transaction.  Stoneleigh intends for the transaction to constitute a business combination as provided in its certificate of incorporation.  If the Company consummates the transaction, the Company expects to own at least 50% of RFC.  The Company has incurred $133,155 in costs that relate to this transaction (See Note 3 to the Condensed Financial Statements).

On May 29, 2009, the Company held a special meeting of shareholders at which the shareholders voted to amend the amended and restated Stoneleigh certificate of incorporation to extend the date on which Stoneleigh’s corporate existence terminates from May 31, 2009 to December 31, 2009 and to allow the holders of shares of common stock issued in the Company’s IPO to elect to convert such shares in the IPO into their pro rata portion of the funds held in the trust account established at the time of the IPO.  As a result of the approval of the conversion proposal, 25,600,412 shares of common stock were converted into cash resulting in $205.9 million being withdrawn from the trust account.  Accordingly, as of June 8, 2009, there are 8,497,088 shares of common stock outstanding and $18.1 million remaining in the trust account.  As the amount remaining in the trust is less than the $20.0 million minimum investment in the RFC letter of intent, the Company may seek other investors to co-invest in the transaction or alternatively amend the letter of credit to reduce the required investment.

On May 29, 2009, the Company amended its Amended and Restated Certificate of Incorporation to provide that the Company’s corporate existence will cease in the event it does not consummate a Business Combination by December 31, 2009. If the Company does not effect a Business Combination by December 31, 2009 (the “Target Business Acquisition Period”), the Company will promptly distribute the amount held in trust (the “Trust Account”), which is substantially all of the proceeds from the Offering, including any accrued interest, to its public stockholders (See Note 8 to the Condensed Financial Statements).

Results of Operations

Net income (loss) for the three months ended April 30, 2009 and April 30, 2008 was $(72,405) and $919,080, respectively, which consisted of interest income on the trust fund of $72,741 and $1,654,653 and interest income on cash and cash equivalents of $1,477 and $19,608 respectively.  The decrease in interest income during the three months ended April 30, 2009 compared to the three months ended April 30, 2008 is due to a reduction in interest rates over the last twelve months due to market conditions and due to the trust funds being placed in U.S. Treasuries in the current fiscal year which yield less than previous investments.

Income before provision for income taxes was offset by operating costs of $193,616 and $160,406 which was comprised of professional fees of $83,688 and $34,158, filing fees of $11,609 and $3,137, and a monthly administrative services agreement with an affiliate of $22,500 and $22,500. The Company also incurred $27,688 and $27,688 for directors and officers (“D&O”) insurance and $40,233 and $63,927 for Delaware franchise taxes for the three months ended April 30, 2009 and April 30, 2008, respectively, and $7,898 and $8,996 for miscellaneous expenses, respectively. The Company incurred $1,277 and $1,916 of interest expense for the financing of the D&O insurance and a $(48,720) and $592,859 (benefit) provision for federal and state income taxes.

Net income for the nine months ended April 30, 2009 and April 30, 2008 was $201,923 and $3,930,659, which consisted of interest income on the trust fund of $966,733 and $6,898,062 and interest income on cash and cash equivalents of $18,605 and $81,291 respectively. The decrease in interest income during the nine months ended April 30, 2009 compared to the nine months ended April 30, 2008 is due to a reduction in interest rates over the last twelve months due to market conditions and due to the trust funds being placed in U.S. Treasuries in the current fiscal year which yield less than previous investments.  Income before provision for income taxes was offset by operating costs of $643,692 and $442,368 which was comprised of professional fees of $311,211 and $127,184, filing fees of $34,703 and $4,440, and a monthly administrative services agreement with an affiliate of $67,500 and $67,500. The Company also incurred $83,063 and $83,063 for D&O insurance and $113,209 and $150,664 for Delaware franchise taxes and $34,006 and $9,517 for miscellaneous expenses for the nine months ended January 31, 2009 and January 31, 2008 respectively. The Company incurred $5,107 and $5,748 of interest expense for the financing of the D&O insurance and a $134,616 and $2,600,578 provision for federal and state income taxes.

Net income for the period from inception (September 9, 2005) to April 30, 2009 was $5,867,693 which consisted of interest income of the trust fund of $10,931,179 and interest income on cash and cash equivalents of $180,496, partially offset by general and administrative costs of $1,446,931 which was comprised of professional fees of $581,187, filing fees of $55,472, $172,500 for a monthly administrative services payment to an affiliate, $212,271 for D&O Insurance, $343,769 for Delaware franchise taxes, and $81,732 for miscellaneous expenses. We also incurred $14,044 of interest expense for the financing of the D&O Insurance and a $3,783,007 provision for income taxes.

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

We believe that the working capital available to us, in addition to the funds available to us outside of the trust account will be sufficient to allow us to operate until December 31, 2009, assuming that a business combination is not consummated during that time. Initially, we estimated that up to $3,300,000 of working capital and reserves shall be allocated as follows for our operating expenses from our initial public offering through May 31, 2009: $800,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations and structuring and negotiating a business combination; up to $180,000 for the administrative fee payable to PLM International Inc. ($7,500 per month for 24 months), an affiliated third party; $100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations; and $2,220,000 for general working capital that can be used for fairness opinions in connection with our acquisition plans, director and officer liability insurance premiums, and other miscellaneous expenses and reserves. As of April 30, 2009, we had $2,190,378 of cash and cash equivalents available for our use outside of the trust account.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business.

Through April 30, 2009, $7,280,750 of interest income was released to the Company from the trust account of which $4,359,838 was used to pay income and franchise taxes.

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

As of April 30, 2009, $224,087,578 was held in trust for the purposes of consummating a business combination. At April 30, 2009 the investment held in trust was invested in a Morgan Stanley Treasury Portfolio fund. As of April 30, 2009, the effective annualized interest rate payable on our investment was 0.05%.

We have not engaged in any hedging activities since our inception on September 9, 2005. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 4. CONTROLS AND PROCEDURES.

Our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures as of April 30, 2009, the end of the fiscal quarter covered in this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As of April 30, 2009, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1A. RISK FACTORS.

Please see the information disclosed in the “Risk Factors” section of our Form 10-K for the year ended July 31, 2008 filed with the Securities and Exchange Commission on October 6, 2008.

ITEM 4.  SUBMISSIONOF MATTERS TO A VOTE OF SECURITY HOLDERS.

As previously disclosed in a definitive proxy statement filed with the SEC on April 29, 2009, on May 29, 2009 the Company held a special meeting of its stockholders to approve an amendment to its Certificate of Incorporation that would extend the date on which the Company’s corporate existence would cease from May 31, 2009 to December 31, 2009 (the “Extension Amendment”) and a proposal to allow the holders of shares of common stock issued in the Company’s initial public offering (the “IPO” and such shares sold in the IPO are referred to as the “public shares”) to elect to convert their public shares into a pro rata portion of the funds held in the trust account established at the time of the IPO if the Extension Amendment is approved (the “Conversion Proposal”).  At the special meeting, the holders of a total of 23,728,073 shares voted in favor of the Extension Amendment and holders of a total of 10,017,507 shares voted against the Extension amendment.  There were 351,020 abstentions with respect to the Extension Amendment.  At the special meeting, the holders of a total of 32,269,192 shares voted in favor of the Conversion Proposal and holders of a total of 76,015 shares voted against the Conversion Proposal.  There were 614,670 abstentions with respect to the Conversion Proposal.  At the special meeting, holders of 25,600,412 shares of common stock elected to convert their shares.  Following the meeting, on May 29, 2009, the Company filed an amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware effecting the amendment approved by its stockholders.

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

Dated: June 9, 2009
	By:	/s/ Gary D. Engle
Gary D. Engle Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: June 9, 2009
	By:	/s/ James A. Coyne
James A. Coyne Chief Financial Officer and Vice Chairman (Principal Financial and Accounting Officer)